Form 10-Q
period 2021-06-30
Tastemaker Acquisition Corp.
filed 2021-08-13
CIK 1821606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjecst to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2021,
there were 27,600,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TASTEMAKER ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TASTEMAKER ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash	$488,507	$18,716
Prepaid expenses	395,791	—

Total current assets	884,298	18,716
Deferred offering costs	—	172,970
Investments held in Trust Account	278,806,032	—

Total Assets	$279,690,330	$191,686

Liabilities and Stockholders’ Equity:
Current liabilities:
Franchise tax payable	$67,008	$78,356
Accrued expenses - related party	48,000	—
Promissory note - related party	—	195,000

Total current liabilities	115,008	273,356
Deferred underwriting fee payable	10,350,000	—
Warrant liabilities	16,737,000	—

Total liabilities	27,202,008	273,356

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 24,503,794 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	247,488,321	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 27,600,000 and no shares issued at June 30, 2021 and December 31, 2020, respectively; 3,096,206 and no shares outstanding (excluding 24,503,794 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	310	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	3,950,899	24,310
Accumulated earnings (deficit)	1,048,102	(106,670)

Total stockholders’ equity (deficit)	5,000,001	(81,670)

Total Liabilities and Stockholders’ Equity	$279,690,330	$191,686

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$202,684	$282,704
Expensed offering costs	—	736,627
Franchise tax expense	49,727	98,907

Loss from operations	(252,411)	(1,118,238)
Unrealized gain on investments held in Trust Account	6,458	46,032
Change in fair value of warrant liabilities	(3,687,000)	4,863,006
Interest in c ome	13	17

Net (loss) income	$(3,932,940)	$3,790,817

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	24,894,976	25,502,799

Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00

Basic weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,605,024	8,814,039

Basic net (loss) income per share, Non-Redeemable Class A and Class B Common Stock	$(0.41)	$0.43

Diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,605,024	8,814,039

Diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.41)	$(0.12)

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Common Stock				Additional	Accumulated	Total
	Class A		Class B		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance - January 1, 2021	—	$—	6,900,000	$690	$24,310	$(106,670)	$(81,670)
Sale of 27,600,000 units in Initial Public Offering, less fair value of public warrants, net of offering expenses	27,600,000	2,760	—	—	248,428,414	—	248,431,174
Excess of cash received over fair value of private placement warrants	—	—	—	—	348,000	—	348,000
Class A common stock subject to possible redemption	(24,893,194)	(2,489)	—	—	(248,782,725)	(2,636,045)	(251,421,259)
Net income	—	—	—	—	—	7,723,757	7,723,757

Balance - March 31, 2021	2,706,806	271	6,900,000	690	17,999	4,981,042	5,000,002
Measurement adjustment on redeemable common stock	389,400	39	—	—	3,932,900	—	3,932,939
Net loss	—	—	—	—	—	(3,932,940)	(3,932,940)

Balance - June 30, 2021	3,096,206	$310	6,900,000	$690	$3,950,899	$1,048,102	$5,000,001

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,790,817
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of Public Warrants	736,627
Unrealized gain on investments held in Trust Account	(46,032)
Change in fair value of warrant liabilities	(4,863,006)
Changes in operating assets and liabilities:
Franchise tax payable	(11,348)
Accrued expenses - related party	48,000
Prepaid expenses	(395,791)

Net cash used in operating activities	(740,733)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(278,760,000)

Net cash used in investing activities	(278,760,000)

Cash Flows from Financing Activities:
Repayment of promissory note	(195,000)
Proceeds from initial public offering, net of underwriter’s discount paid	270,480,000
Proceeds from sale of private placement warrants	8,700,000
Offering costs paid	(366,876)
Reimbursed offering costs	1,352,400

Net cash provided by financing activities	279,970,524

Net change in cash	469,791
Cash - beginning of period	18,716

Cash - end of period	$488,507

Supplemental disclosure of noncash investing and financing activities:
Class A common stock subject to possible redemption at IPO date	$264,740,446

Adjustments to Class A common stock subject to possible redemption	$(17,252,125)

Initial classification of warrant liabilities	$21,600,006

Deferred underwriting fee payable	$10,350,000

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$172,970

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the six months ended June 30, 2021 relates to the Company’s initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, including 3,600,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $276,000,000, which is discussed in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Tastemaker Sponsor, LLC (the “Sponsor”) generating gross proceeds of $8,700,000, which is described in Note 4.
Following the closing of the Initial Public Offering on January 12, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full, and the sale of the Private Placement Warrants (as defined in Notes 3 and 4) was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
Transaction costs related to the issuances described above amounted to $15,057,447, consisting of $5,520,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees and $539,847 of other offering costs, partially offset by reimbursed offering costs of $1,352,400. In addition, at June 30, 2021, $488,507 of cash was held outside of the Trust Account and is available for working capital purposes.
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
JUNE 30, 2021
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The Company will have until January 12, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity
As of June 30, 2021, the Company had $488,507 in cash held outside of the Trust Account and working capital of $769,290.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest
bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity through the Company’s promissory note and working capital loans (see Note 5) to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480—
Distinguishing Liabilities from Equity
. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 24,503,794 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,057,447 as a result of the Initial Public Offering (consisting of $5,520,000 of cash underwriting discounts, $10,350,000 of deferred underwriting discounts, and $539,847 of other offering costs). The Company was reimbursed $1,352,400 for offering costs by the underwriters. As such, the Company recorded $14,320,820 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $736,627 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black Scholes model (see Note 9).
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Net (Loss) Income Per Share of Common Stock
Net (loss) income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period.
The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class
method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net (loss) income per share, basic, for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Net loss per share, diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock and change in fair value of warrant liabilities, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except shares and per share
amounts):

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Unrealized gain on investments held in Trust Account	$5,825	$42,534
Franchise tax expense	(5,825)	(42,534)

Net earnings	$—	$—

Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	24,894,976	25,502,799

Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net (loss) income minus net earnings—Basic
Net (loss) income	$(3,932,940)	$3,790,817
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—

Non-redeemable net (loss) income—Basic	$(3,932,940)	$3,790,817

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,605,024	8,814,039

Basic net (loss) income per share, Non-Redeemable Class A and Class B Common Stock	$(0.41)	$0.43
Numerator: Net income minus net earnings and change in fair value of warrant liabilities- Diluted
Net income	$(3,932,940)	$3,790,817
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Less: Change in fair value of warrant liabilities	—	(4,863,006)

Non-redeemable net loss—Diluted	$(3,932,940)	$(1,072,189)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,605,024	8,814,039

Diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.41)	$(0.12)

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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
Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000, at $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”) (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).
NOTE 4. PRIVATE PLACEMENT
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
NOTE 5. RELATED PARTY TRANSACTIONS
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
The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (a) one year after the completion of a Business Combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if (i) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 after the Business Combination or (ii) if the Company consummates a transaction after the Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Promissory Note—Related Party
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
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and $48,000, respectively under this agreement.
NOTE 6. COMMITMENTS
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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
NOTE 7. WARRANTS
Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the Public Warrants. The Public Warrants are exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60 th
) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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
trading days within a
30
-trading
day period ending three trading days before the Company sends notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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
The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants
At June 30, 2021, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC
815-40.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 27,600,000 and no shares issued and 3,096,206 and no shares of Class A common stock outstanding, excluding 24,503,794 and no shares of Class A common stock subject to possible redemption, respectively.
Class
 B common stock
— The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding. In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock issued and outstanding.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$278,806,032	$278,806,032	$—	$—
Liabilities
Warrant liability – Public Warrants	$10,212,000	$10,212,000	$—	$—
Warrant liability – Private Placement Warrants	$6,525,000	$—	$—	$6,525,000
The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.74 per warrant as of June 30, 2021.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the three months ended June 30, 2021.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At January 12, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	90.0%
Expected life of the option to convert (in years)	6.6
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.8%
Fair value of warrants	$0.96
The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	At January 12, 2021 (Initial Measurement)	As of June 30, 2021
Stock price	$10.00	$9.72
Strike price	$11.50	$11.50
Probability of completing a Business Combination	90.0%	100.0%
Dividend yield	—%	—%
Remaining term (in years)	6.6	6.1
Volatility	14.0%	12.0%
Risk-free rate	0.8%	1.1%
Fair value of warrants	$0.96	$0.75
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at January 12, 2021	8,352,000	13,248,006	21,600,006
Change in valuation inputs or other assumptions	(1,827,000)	(3,036,006)	(4,863,006)

Fair value as of June 30, 2021	$6,525,000	$10,212,000	$16,737,000

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $3,687,000 within change in fair value of warrant liabilities in the condensed statements of operations during the three months ended June 30, 2021. The company recognized a gain in connection with changes in the fair value of warrant liabilities of $4,863,006 within change in fair value of warrant liabilities in the condensed statements of operations during the six months ended June 30, 2021.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tastemaker Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tastemaker Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities during the six months ended June 30, 2021 were operational activities and those related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended June 30, 2021, we had a net loss of $3,932,940, which resulted primarily from a loss on the change in fair value of warrant liabilities of $3,687,000, operating and formation costs of $202,684 and franchise tax expense of $49,727 partially offset by an unrealized gain on investments held in Trust Account of $6,458.
For six months ended June 30, 2021, we had net income of $3,790,817, which resulted primarily from a gain on the change in fair value of warrant liabilities of $4,863,006 and an unrealized gain on investments held in Trust Account of $46,032, offset in part by expensed offering costs of $736,627, operating and formation costs of $282,704 and franchise tax expense of $98,907.
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
For the six months ended June 30, 2021, net cash used in operating activities was $740,733, which was primarily due to a gain from the change in fair value of warrant liabilities of $4,863,006, an unrealized gain on investments held in the Trust Account of $46,032 and changes in working capital of $359,139, offset in part by our net income of $3,790,817 and expensed offering costs related to the initial public offering of $736,627.
For the six months ended June 30, 2021, net cash used in investing activities of $278,760,000 was the result of the amount of net proceeds from the initial public offering being deposited to the Trust Account.
Net cash provided by financing activities for the six months ended June 30, 2021 of $279,970,524 was comprised of $270,480,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $8,700,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and reimbursed offering expenses of $1,352,400, offset in part by payment of $366,876 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $195,000.
As of June 30, 2021, we had cash of $488,507 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
sheet arrangements as of June 30, 2021.
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
Warrant Liabilities
We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”)
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity
(“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the Statement of Operations in the period of change.
Common stock subject to possible redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 24,503,794 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.
Net (Loss) Income Per Common Share
Net (loss) income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class
method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net (loss) income per share, basic, for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Net loss per share, diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock and change in fair value of warrant liabilities, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the restatement of our January 12, 2021 financial statements (the “restatement”) regarding the position on accounting for warrants. It is noted that the non-cash
adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation
of its previously issued financial statement, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations.

We performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
Other than the implementation of the remediation activities regarding the restatement of our January 12, 2021 financial statements, as described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
The risk factors disclosed in “Risk Factors” included in our Annual Report on Form
10-K
filed with the SEC on March 29, 2021 and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form
10-Q
with the SEC on May 17, 2021 are hereby incorporated by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 12, 2021, we consummated the Initial Public Offering of 27,600,000 Units at $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to Tastemaker Sponsor, LLC, generating gross proceeds of $8,700,000. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tastemaker Acquisition Corp.

Date: August 12, 2021	By:	/s/ David Pace
Name: David Pace
Title: Chief Executive Officer

Date: August 12, 2021	By:	/s/ Chris Bradley
Name: Chris Bradley
Title: Chief Financial Officer and Director