Form 10-Q
period 2021-09-30
Tastemaker Acquisition Corp.
filed 2021-11-19
CIK 1821606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 1
9
, 2021, there

were 27,600,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TASTEMAKER ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TASTEMAKER ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash	$327,604	$18,716
Prepaid expenses	325,909	—

Total current assets	653,513	18,716
Deferred offering costs	—	172,970
Investments held in Trust Account	278,813,214	—

Total Assets	$279,466,727	$191,686

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$25,000	$—
Franchise tax payable	117,282	78,356
Accrued expenses - related party	93,000	—
Promissory note - related party	—	195,000

Total current liabilities	235,282	273,356
Deferred underwriting fee payable	10,350,000	—
Warrant liabilities	14,625,000	—

Total liabilities	25,210,282	273,356

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 27,600,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	278,760,000	—
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at September 30, 2021 and December 31, 2020; no shares outstanding (excluding 27,600,000 shares and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(24,504,245)	(106,670)

Total Stockholders’ Deficit	(24,503,555)	(81,670)

Total Liabilities and Stockholders’ Deficit	$279,466,727	$191,686

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the period from August 10, 2020 (inception) through September 30, 2020

Operating and formation costs	$285,056	$567,759	$—
Franchise tax expense	66,011	164,918	—

Loss from operations	(351,067)	(732,677)	—
Expensed offering costs	—	(736,627)	—
Unrealized gain on investments held in Trust Account	—	20,871	—
Change in fair value of warrant liabilities	2,112,000	6,975,006	—
Interest income	7,190	32,368	—

Net income	$1,768,123	$5,558,941	$—

Basic and diluted weighted average shares outstanding , Class A common stock	27,600,000	26,386,813	—
Basic and diluted net income per share, Class A common stock	$0.05	$0.17	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,863,736	6,000,000

Basic and diluted net income per share , Class B common stock	$0.05	$0.17	$(0.00)

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	For the three and nine months ended September 30, 2021
	Common Stock				Additional		Total

	Class A		Class B		Paid-in	Accumulated	Stockholders’

	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	—	$—	6,900,000	$690	$24,310	$(106,670)	$(81,670)
Excess of cash received over fair value of private placement warrants	—	—	—	—	348,000	—	348,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(372,310)	(29,956,516)	(30,328,826)
Net income	—	—	—	—	—	7,723,757	7,723,757

Balance - March 31, 2021 ( Restated - see Note 2 )	—	—	6,900,000	690	—	(22,339,429)	(22,338,739)
Net loss	—	—	—	—	—	(3,932,939)	(3,932,939)

Balance - June 30, 2021 ( Restated - see Note 2 )	—	—	6,900,000	690	—	(26,272,368)	(26,271,678)
Net income	—	—	—	—	—	1,768,123	1,768,123

Balance - September 30, 2021	—	$—	6,900,000	$690	$—	$(24,504,245)	$(24,503,555)

For the period from August 10, 2020 (Inception) through September 30, 2020
	Common Stock				Additional		Total

	Class A		Class B (1)		Paid-in	Accumulated	Stockholder’s

	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - August 10, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	—	—

Balance - September 30, 2020	—	$—	6,900,000	$690	$24,310	$—	$25,000

(1)
Includes an aggregate of 900,000
shares held by the sponsor that are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full. On January 12, 2021, along with the consummation of the Company’s initial public offering, the underwriter’s over-allotment option was exercised in full, as such, the
900,000 Class B shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	For the period from August 10, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income	$5,558,941	$—
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of Public Warrants	736,627	—
Unrealized gain on investments held in Trust Account	(20,871)	—
Interest income on investments held in Trust Account	(32,343)	—
Change in fair value of warrant liabilities	(6,975,006)	—
Changes in operating assets and liabilities:
Accounts payable	25,000	—
Franchise tax payable	38,926	—
Accrued expenses - related party	93,000	—
Prepaid expenses	(325,909)	—

Net cash used in operating activities	(901,635)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(278,760,000)	—

Net cash used in investing activities	(278,760,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	195,000
Repayment of promissory note - related party	(195,000)	—
Proceeds from initial public offering, net of underwriter’s discount paid	270,480,000	—
Proceeds from sale of private placement warrants	8,700,000	—
Offering costs paid	(366,877)	(158,574)
Reimbursed offering costs	1,352,400	—

Net cash provided by financing activities	279,970,523	61,426

Net change in cash	308,888	61,426
Cash - beginning of period	18,716	—

Cash - end of period	$327,604	$61,426

Supplemental disclosure of noncash investing and financing activities:

Accretion of Class A common stock subject to redemption to redemption value	$30,328,826	$—

Deferred underwriting fee payable	$10,350,000	$—

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$172,970	$—

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity from August 10, 2020 (inception) through September 30, 2021 relates to the Company’s initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 12, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, including 3,600,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, and the sale of the Private Placement Warrants (as defined in Notes 4 and 5) was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
Transaction costs related to the issuances described above amounted to $15,057,447, consisting of $5,520,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees and $539,847 of other offering costs, partially offset by reimbursed offering costs of $1,352,400. In addition, at September 30, 2021, $327,604 of cash was held outside of the Trust Account and is available for working capital purposes.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
SEPTEMBER 30, 2021
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
The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit
($10.00).
Indemnity
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
Liquidity
As of September 30, 2021, the Company had $327,604 in cash held outside of the Trust Account and a working capital surplus of $418,231.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest
bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was
satisfied through the net proceeds from the private placement held outside of the Trust Account.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Going Concern Consideration
As of September 30, 2021, the Company had $327,604 in cash held outside of the Trust Account and working capital surplus of 418,231.
The Company anticipates that the cash held outside of the Trust Account as of September 30, 2021, will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 2.
RESTATEMENT
OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In accordance with Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
(“ASC 480”), subtopic 10, section S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated
its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously Reported	Adjustments	As Restated

Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$247,488,321	$31,271,679	$278,760,000
Class A common stock	$310	$(310)	$—
Additional paid-in capital	$3,950,899	$(3,950,899)	$—
Retained earnings (accumulated deficit)	$1,048,102	$(27,320,470)	$(26,272,368)
Total stockholders’ equity (deficit)	$5,000,001	$(31,271,679)	$(26,271,678)

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	24,894,976	2,705,024	27,600,000
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	9,605,024	(2,705,024)	6,900,000
Basic and diluted net loss per share, Class B common stock	$(0.41)	$0.30	$(0.11)
Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	25,502,799	267,367	$25,770,166
Basic and diluted net income per share, Class A common stock	$0.00	$0.12	$0.12
Basic and diluted weighted average shares outstanding, Class B common stock (1)	8,814,039	(1,968,735)	$6,845,304
Basic and diluted net income per share, Class B common stock	$0.43	$(0.31)	$0.12
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Measurement adjustment on redeemable common stock	$3,932,939	$(3,932,939)	$—
Statement of Cash Flows for the Six Months Supplemental disclosures of non-cash investing and financing activities
Initial value of Class A common stock subject to possible redemption	$264,740,446	$(264,740,446)	$—
Adjustments to Class A common stock subject to possible redemption	$(17,252,125)	$17,252,125	$—
Accretion of Class A common stock to redemption amount	$—	$30,328,826	$30,328,826

(1)
Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

	March 31, 2021
	As Previously Reported	Adjustments	As Restated

Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$251,421,259	$27,338,741	$278,760,000
Class A common stock	$271	$(271)	$—
Additional paid-in capital	$17,999	$(17,999)	$—
Retained earnings (accumulated deficit)	$4,981,042	$(27,320,471)	$(22,339,429)
Total stockholders’ equity (deficit)	$5,000,002	$(27,338,741)	$(22,338,739)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	26,211,925	(2,291,925)	23,920,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.25	$0.25
Basic and diluted weighted average shares outstanding, Class B common stock (1)	8,005,279	(1,215,279)	6,790,000
Basic and diluted net income per share, Class B common stock	$0.96	$(0.71)	$0.25
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Sale of 27,600,000 units in Initial Public Offering, less fair value of public warrants, net of offering costs	$248,431,174	$(248,431,174)	$—
Class A common stock subject to possible redemption	$(251,421,259)	$251,421,259	$—
Accretion of Class A common stock to redemption amount	$—	$(30,328,826)	$(30,328,826)
Statement of Cash Flows for the Three Months Supplemental disclosures of non-cash investing and financing activities
Class A common stock subject to possible redemption	$251,421,259	$(251,421,259)	$—
Accretion of Class A common stock to redemption amount	$—	$30,328,826	$30,328,826

(1)
Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

	January 12, 2021
	As Previously Reported	Adjustments	As Restated

Balance Sheet (audited)
Class A common stock subject to possible redemption	$243,140,440	$35,619,560	$278,760,000
Class A common stock	$353	$(353)	$—
Additional paid-in capital	$4,290,643	$(4,290,643)	$—
Retained earnings (accumulated deficit)	$708,315	$(31,328,564)	$(30,620,249)
Total stockholders’ equity (deficit)	$5,000,001	$(35,619,560)	$(30,619,559)

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Reclassification
Certain amounts in the prior period have been reclassified to conform to the current period presentation.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”)
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(13,248,006)
Issuance costs allocated to Class A common stock	(14,320,820)
Plus:
Accretion of carrying value to redemption value	30,328,826

Class A common stock subject to possible redemption	$278,760,000

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A -
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the (condensed) statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 10).
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income Per Share of Common Stock
Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except shares and per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,414,498	$353,625	$4,411,438	$1,147,503

Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	26,386,813	6,863,736
Basic and diluted net income per share	$0.05	$0.05	$0.17	$0.17
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed th
e
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase
one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On August 10, 2020, the Sponsor paid
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
Promissory Note - Related Party
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, there was no outstanding balance on the Working Capital Loans.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $78,000, respectively under this agreement.
N
OTE 7. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On January 12, 2021 the underwriters exercised the over-allotment option in full and purchased 3,600,000 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $36,000,000 to the Company.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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

•
if, and only if, the closing price of the common stock equals or exceeds $
18.00
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
Private Placement Warrants
The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until
30
days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination and they will not be redeemable so long as they are held by the Company’s Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants.
If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the
10
trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that the Company has agreed that these warrants will be exercisable on a cashless basis so long as they are held by the Sponsor, or its permitted transferees is because it is not known at this time whether they will be affiliated with us following the Initial Business Combination. If they remain affiliated with the Company, their ability to sell the Company’s securities in the open market will be significantly limited. The Company expects to have policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public
information. Accordingly, unlike public stockholders who could sell the shares of Class A common stock issuable upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, the Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.
The Company’s Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (including the Class A common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date the Company completes its Initial Business Combination.
At September 30, 2021, there were
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 9. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 27,600,000 and no shares of Class A common stock issued and outstanding, including 27,600,000 and no shares of Class A common stock subject to possible redemption, respectively.
Class
 B common stock
— The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding. In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law. Prior to an initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason
.
The Class B common stock will automatically convert into shares of Class A common stock at the time of our initial Business Combination, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with an initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted

basis,
20
% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$278,813,214	$278,813,214	$—	$—
Liabilities
Warrant liability – Public Warrants	$8,970,000	$8,970,000	$—	$—
Warrant liability – Private Placement Warrants	$5,655,000	$—	$—	$5,655,000
The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.65 per warrant as of September 30, 2021.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2021.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At January 12, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	90.0%
Expected life of the option to convert (in years)	6.6
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.8%
Fair value of warrants	$0.96
The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At January 12, 2021 (Initial Measurement)	As of September 30, 2021
Stock price	$10.00	$9.86
Strike price	$11.50	$11.50
Probability of completing a Business Combination	90.0%	100.0%
Dividend yield	—%	—%
Remaining term (in years)	6.6	5.9
Volatility	14.0%	10.5%
Risk-free rate	0.8%	1.1%
Fair value of warrants	$0.96	$0.65
The following table presents th
e
 changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at January 12, 2021	8,352,000	13,248,006	21,600,006
Change in valuation inputs or other assumptions	(2,697,000)	(4,278,006)	(6,975,006)

Fair value as of September 30, 2021	$5,655,000	$8,970,000	$14,625,000

The Company recognized a
gain
in connection with changes in the fair value of warrant liabilities of $2,112,000 within change in fair value of warrant liabilities in the condensed statements of operations during the three months ended September 30, 2021. The company recognized a gain in connection with changes in the fair value of warrant liabilities of $6,975,006 within change in fair value of warrant liabilities in the condensed statements of operations during the nine months ended September 30, 2021.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities nine months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020, were operational activities and those related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended September 30, 2021, we had a net income of $1,768,123, which resulted primarily from a gain on the change in fair value of warrant liabilities of $2,112,000 and interest income of 7,190 partially offset by operating and formation costs of $285,056 and franchise tax expense of $66,011.
For nine months ended September 30, 2021, we had net income of $5,558,941, which resulted primarily from a gain on the change in fair value of warrant liabilities of $6,975,006, interest income of 32,368 and an unrealized gain on investments held in Trust Account of $20,871, offset by expensed offering costs of $736,627, operating and formation costs of $567,759 and franchise tax expense of $164,918.
For the period from August 10, 2020 (inception) through September 30, 2020, we had no net income.
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
For the nine months ended September 30, 2021, net cash used in operating activities was $901,635, which was primarily due to a change in fair value of warrant liabilities of $6,975,006, an unrealized gain on investments held in the Trust Account of $20,871, interest income on investments held in trust $32,343, of changes in working capital of $168,983, offset in part by our net income of $5,558,941 and expensed offering costs related to the initial public offering of $736,627.
For the period from August 10, 2020 (inception) through September 30, 2020, no cash was used in operating activities.
For the nine months ended September 30, 2021, net cash used in investing activities of $278,760,000 was the result of the amount of net proceeds from the initial public offering being deposited to the Trust Account.
Net cash provided by financing activities for the nine months ended September 30, 2021 of $279,970,523 was comprised of $270,480,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $8,700,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and reimbursed offering expenses of $1,352,400, offset in part by payment of $366,877 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $195,000.
Net cash provided by financing activities for the period from August 10, 2020 (inception) through September 30, 2020 was $61,426 was comprised of $195,000 in proceeds on the promissory noted from our Sponsor and $25,000 in proceeds from sale of Class B common stock to Sponsor, offset in part by in part by payment of $158,574 for offering costs associated with the initial public offering.
As of September 30, 2021, we had cash of $327,604 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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

We anticipate that the cash held outside of the Trust Account as of September 30, 2021, will be not sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about the our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the our plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Common stock subject to possible redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of September 30, 2021 and December 31, 2020, 27,600,000 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.
Net Income Per Common Share
Net income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its January 12, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Management concluded that material weaknesses in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weaknesses resulted in the restatement of the Company’s audited financial statement as of January 12, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
None.
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

Tastemaker Acquisition Corp.

Date: November 19, 2021	By:	/s/ David Pace
Name: David Pace
Title: Chief Executive Officer

Date: November 19, 2021	By:	/s/ Chris Bradley
Name: Chris Bradley
Title: Chief Financial Officer and Director