Form 10-K
period 2021-12-31
Tastemaker Acquisition Corp.
filed 2022-03-25
CIK 1821606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditior	Auditor Name:	Auditor Location:
PCAOB ID 688	Marcum LLP	New York, NY
The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $268,272,000.
As of March 24, 2022, there were 27,600,000 shares of Class A common stock, par value $0.0001 per share and 6,900,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Report (as defined below) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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
For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement (as defined below).
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
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“anchor investor” are to a qualified institutional buyer who purchased units (as defined below) in the initial public offering (as defined below) and membership interest in our sponsor (as defined below) pursuant to the letter agreement attached as Exhibit 99.3;

•	“anchor founder shares” are to the founder shares (as defined below) purchased by the anchor investor;

•	“anchor warrants” are to the private placement warrants (as defined below) purchased by the anchor investor;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Class A common stock” are to shares of the Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to shares of the Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law.

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act ” are to the Securities Exchange Act of 1934, as amended;

•	“equity-linked securities” are to any securities of our Company that are convertible into or exchangeable or exercisable for, common stock of our Company;

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

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“Haymaker I” are to Haymaker Acquisition Corp.;

•	“Haymaker II” are to Haymaker Acquisition Corp. II;

•	“Haymaker III” are to Haymaker Acquisition Corp. III;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on January 12, 2021;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•	“management” or our “management team” are to our officers and directors;

•	“Nasdaq” are to the Nasdaq Stock Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

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

•	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on October 2, 2020 (File Nos. 333-249278 and 333-251593), as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

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

•
“trust account” are to the trust account in which an amount of $278,760,000 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

•	“we,” “us,” “our,” “Company,” or “our Company” are to Tastemaker Acquisition Corp ., a Delaware corporation.

PART I

ITEM 1.	BUSINESS.
O
verview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographic location, we are focusing our search in the restaurant, hospitality, and related technology and services sectors (the “Target Sectors”).
We are sourcing initial business combination opportunities through our management team’s extensive network of restaurant, hospitality and related technology and service business owners, public and private company executives and board members, investment bankers, private equity and debt investors, high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries. We believe this approach, as well as our management team’s recognized track record of completing acquisitions across a variety of subsectors within the restaurant, hospitality and related technology and service sectors will provide meaningful opportunities to drive value creation for stockholders.
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
Initial Public Offering
On January 12, 2021, we consummated our initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock and one-half
of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 8,700,000 warrants to our sponsor, Tastemaker Sponsor, LLC, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $8,700,000.
A total of $278,760,000, comprised of the net proceeds from the sale of the units in the initial public offering and the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by co-Chief Executive
Officers Dave Pace and Andy Pforzheimer, our President, Greg Golkin and our Chief Financial Officer, Chris Bradley, who have many years of experience in the Target Sectors. We must complete our initial business combination by January 12, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by January 12, 2023, unless an Extension Period is approved by our stockholders, then our existence will terminate, and we will distribute all amounts in the trust account.
Our Management Team
Our management team bring a unique combination of executive, operating, investing, financial and transactional experience across the Target Sectors. Messrs. Pace and Pforzheimer are highly experienced restaurant executives and operators, with strong track records driving growth and shareholder value with several of the nation’s leading brands. Messrs. Golkin and Bradley have extensive mergers and acquisitions, public and private capital markets, transaction structuring and strategy consulting experience. Mr. Bradley also has specific experience with special purpose acquisition companies as Chief Financial Officer of Haymaker I, Haymaker II, Haymaker III and AF Acquisition Corp.
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
In addition to opportunities created by new technologies, the pandemic has created volatility and opportunity in restaurant brands themselves, as well as the service providers supporting them. Some growth companies that were generating significant cash flow, as recently as early 2020, have had to evaluate strategic alternatives due to the carrying costs of their businesses or covenants related to their debt financing. While we believe that brands built with pickup, delivery or drive thru concepts likely have faster short-term growth curves, there are also compelling brands in traditional dining categories that have capitalized, in recent years, on new trends in plant-based diets, casual bar-based
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
Business Strategy
Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, continue to build and expand a growth-oriented company in the Target Sectors that complements the experience of our management team and can benefit from our operational, finance and capital markets experience. Our business combination strategy leverages the network of our management team for proprietary and other transaction sources where we believe a combination of our relationships, knowledge and experience could effect a positive transformation and expansion of existing businesses to significantly drive shareholder value.
We have utilized and will continue to utilize the networks and industry experience of the members of our management team and their affiliates in seeking an initial business combination and employing our business combination strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe serve as a useful source of acquisition opportunities.
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

These networks are providing our management team with a robust flow of acquisition opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, which include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.
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
Our Acquisition Process
In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also utilize our operational and capital allocation experience.
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
Other than Messrs. Bradley and Heyer, our officers and independent directors have agreed not to become officers or directors of any other special purpose acquisition company with a class of securities registered or intended to be registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by January 12, 2023. Messrs. Bradley and Heyer may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.
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

Status as a Public Company
We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
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
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 12, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million
as of the prior June 30
th
, and (2) the date on which we have issued more than
$1.0 billion in non-convertible debt securities
during the prior three-year period.
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
Financial Position
As of December 31, 2021, the Company had $278,820,318 held in the trust account and $181,220 held outside the trust account available for a business combination (assuming no redemptions, after payment of up to $10,350,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination). As such, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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
Sources of Target Businesses
We have received and expect to continue to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our management team, as well as some of their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.
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
the Exchange Act.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2021, was $10.10 per public share. The per-share amount we
will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.
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
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted by the stockholders at a duly held stockholders meeting are voted to approve the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers and directors will count toward this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have
no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to their founder shares, we would need 10,350,001, or 37.5% (assuming all outstanding shares are voted), or 1,725,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 27,600,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (in each case assuming the underwriters’ over-allotment option is not exercised). In the event that our anchor investor votes its 7.2% of the public shares sold in the initial public offering in favor of an initial business combination, we would need only 8,362,800 or 30.3% of the 27,600,000 public shares sold in our initial public offering (assuming all outstanding shares are voted) to be voted in favor of a transaction in order to have our initial business combination approved. We would not need any additional public shares to be voted in favor of our initial business combination to have our initial business combination approved if the minimum number of shares representing a quorum are voted. The anchor investor’s interest in the anchor founder shares and anchor warrants may provide an incentive to vote its shares in favor of our initial business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
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
We expect to use the amounts held outside the trust account ($181,220 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to January 12, 2023, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount
received by stockholders upon our dissolution would be $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($181,220 as of December 31, 2021) to pay any such potential claims but these amounts may be spend on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
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
Competition
We expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.
Employees
We have five officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
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
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
ITEM 1A. RISK FACTORS
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

•	Our expectations around the performance of a prospective target business or businesses may not be realized.

•	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination.

•
Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

•	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption.

•	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

•	Trust account funds may not be protected against third party claims or bankruptcy.

•	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination.

•	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

•
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

•
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•
Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

•
Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

•
The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

•
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
If the funds held outside of our trust account are insufficient to allow us to operate until at least January 12, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected.

•
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by January 12, 2023.

•
Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had cash of $181,220 available for working capital needs. We expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful.
If we do not consummate an initial business combination by January 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.
For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our Registration Statement and in our Quarterly Report on Form
10-Q
for the period ended March 31, 2021 filed with the SEC on May 17, 2021.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We currently maintain our executive offices at 501 Madison Avenue, 12 th
Floor, New York, NY 10022. Our executive offices are provided to us by our sponsor. Since January 7, 2021, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS.
To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
Our units, Class A common stock and warrants are each traded on NASDAQ under the symbols “TMKRU,” “TMKR” and “TMKRW,” respectively. Our units commenced public trading on January 8, 2021, and our Class A common stock and warrants commenced separate public trading on March 1, 2021.
(b) Holders
On March 24, 2022, there was 1 holder of record of our units, 1 holders of record of our Class A common stock, 1 holder of record of our Class B common stock and 2 holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Recent Sales of Unregistered Securities
None.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
(g) Use of Proceeds from the Initial Public Offering
On January 12, 2021, the Company consummated its initial public offering of 27,600,000 units, including 3,600,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half
of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000.
A total of $278,760,000 of the proceeds from the initial public offering (which amount includes $10,350,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.
Substantially concurrently with the closing of the initial public offering, we consummated the private placement to our sponsor of 8,700,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of $8.7 million.

In connection with the initial public offering, we incurred offering costs of approximately $15.1 million (including deferred underwriting commissions of approximately $10.4 million). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $278.8 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.10 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Report.
There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our Registration Statement. For a description of the planned use of the proceeds generated from the initial public offering and private placement, see “Item 1. Business”.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to complete our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2021 and for the period from August 10, 2020 (inception) through December 31, 2020, were formation costs related to the Company’s IPO, and operating costs related to identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of $8,634,557, which resulted primarily from a gain on the change in fair value of warrant liabilities of $10,350,006, and interest income of $60,347, partially offset by operating and formation costs of $838,745, franchise tax expense of $200,424, and expensed offering costs of $736,627.
For the period from August 10, 2020 (inception) through December 31, 2020, we had a net loss of $106,670, which resulted from operating and formation costs of $28,314, and franchise tax expense of $78,356.
Liquidity and Capital Resources
On January 12, 2021, we consummated an initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds to the Company of $276,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 8,700,000 private placement warrants to the sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $8,700,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete an initial business combination by January 12, 2023, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.
For the year ended December 31, 2021, net cash used in operating activities was $1,048,019, which was due to a non-cash
gain on the change in fair value of warrant liabilities of $10,350,006, changes in working capital of $8,879, and interest income on investments held in the trust account of $60,318 offset in part by our net income of $8,634,557 and expensed offering costs added back to net income of $736,627.
For the year ended December 31, 2021, net cash used in investing activities of $278,760,000 was the result of the amount of net proceeds from our initial public offering being deposited to the trust account.
For the year ended December 31, 2021 net cash provided by financing activities of $279,970,523 was comprised of $270,480,000 in proceeds from the issuance of units in our initial public offering net of underwriter’s discount paid, $1,352,400 of reimbursed offering costs, and $8,700,000 in proceeds from the issuance of warrants in a private placement to our sponsor, offset by the payment of $366,877 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our sponsor of $195,000.
For the period from August 10, 2020 (inception) through December 31, 2020 net cash used in operating activities of $28,314 was comprised of our net loss of $106,670, which was partially offset by changes in working capital of $78,356.
For the period from August 10, 2020 (inception) through December 31, 2020 net cash provided by financing activities of $47,030 was comprised of proceeds from the issuance of a promissory note - related party of $195,000, and $25,000 from the issuance of Class B common stock to our sponsor offset by offering costs paid of $172,970.
As of December 31, 2021 and December 31, 2020, we had cash of $181,220 and $18,716, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
The underwriters were paid a cash underwriting fee of $0.20 per unit, or $5,520,000 in the aggregate. In addition, $0.375 per unit, or $10,350,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.
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
We anticipate that the cash held outside of the trust account as of December 31, 2021, will be not sufficient to allow us to operate until January 12, 2023 (liquidation date), assuming that an initial business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management has determined that the business combination period is less than one year from the date of the issuance of the financial statements which these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance of the issuance date of these financial statements. Management plans to address this uncertainty through an initial business combination as discussed above. There is no assurance that our plans to consummate an initial business combination will be successful or successful by January 12, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Contractual Obligations
Registration Rights
The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the private placement warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Promissory Note—Related Party
On August 10, 2020, the Company issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $300,000 to cover expenses related to the initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the initial public offering. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the initial public offering on January 12, 2021.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the initial public offering, to pay the sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the business combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, $108,000 of administrative support expenses were incurred.
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
Warrant Liabilities
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480,
Distinguishing Liabilities from Equity
(“ASC 480”) and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial and subsequent fair value of the private placement warrants was estimated using a Black-Scholes Option Pricing Model. The subsequent measurement of the fair value of the public warrants was measured using quoted market prices.
Class A Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of Class A common stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income (loss) shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU
2020-06
is effective for us on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU
2020-06
effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Factors That May Adversely Affect Our Results of Operations
Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
From August 10, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 10, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
This information appears following Item 15 of this Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer (the “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Report, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, the Certifying Officers concluded that, due to the Company’s restatement of its January 12, 2021, March 31, 2021, and June 30, 2021 financial statements relating to the accounting for complex financial instruments, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.
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
Management’s Annual Report on Internal Controls over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules
13a-15(e)
and
15-
d-15(e)
under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.
Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards. As of December 31, 2021, the material weakness had not been remediated.
In light of the restatement of our financial statements as described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Officers and Directors
As of the date of this Report, our officers and directors are as follows:

Name	Age	Title
David Pace	62	Co-Chief Executive Officer and Director
Andrew Pforzheimer	60	Co-Chief Executive Officer and Director
Gregory Golkin	37	President and Director
Christopher Bradley	44	Chief Financial Officer and Secretary
Daniel Fleischmann	33	Chief Strategy Officer
Hal Rosser	72	Director
Rick Federico	67	Director
Starlette Johnson	58	Director
Andrew Heyer	64	Director
The experience of our directors and executive officers are as follows:
Dave Pace
,
our co-Chief Executive
Officer and a Director since our inception, is a tenured restaurant executive and investor, with over 30 years of public company management experience spanning upscale, casual, fast casual and quick-service restaurant dining. Mr. Pace has served on the Board of Directors of casual dining chain, Red Robin Gourmet Burgers (NASDAQ: RRGB), since August 2019 and was named Board Chairman in November 2019. Previously, Mr. Pace served as President and CEO of Jamba, Inc. (NASDAQ: JMBA) from March 2016 to September 2018, after having served as a board member since 2012. During his tenure with Jamba, Mr. Pace led a turnaround that saw the completion of the company’s refranchising strategy and return to profitability, ultimately resulting in a sale to Roark Capital Group-owned Focus Brands, Inc. Prior to Jamba, Mr. Pace served in a variety of executive roles at Bloomin’ Brands, Inc. (NASDAQ: BLMN), the most recent of which was President of Carrabba’s Italian Grill from 2014 to 2016. During his tenure at Bloomin’ Brands, Mr. Pace also served as Executive Vice President and Chief Resource Officer from 2010 to 2014, where he had responsibility for leading the company’s Real Estate & Restaurant Development and Human Resources teams, and oversaw the Fine Dining group. Earlier in his career, Mr. Pace held various management roles at Starbucks Corporation, Yum! Brands and PepsiCo. Mr. Pace received a B.S. from Cornell University. Mr. Pace is well qualified to serve on our board of directors because of his extensive management history and experience in identifying, investing in and building businesses in the restaurant and hospitality industries.
Andy Pforzheimer
,
our co-Chief Executive
Officer and a Director since our inception, is a decorated restaurant executive and entrepreneur with over 40 years of experience with growth brands. Mr. Pforzheimer is the co-founder of
the highly successful Barcelona and Bartaco brands, of which he was CEO for 22 years from 1996 to 2018. He led several private equity growth rounds before selling the brands to Del Frisco’s Restaurant Group (NYSE: DFRG) for $325 million in June 2018. Mr. Pforzheimer currently serves as an Independent Director and operating advisor for restaurant growth brands owned by L Catterton, Brentwood Associates and Rosser Capital Partners, and as a mentor to emerging-brand CEOs nationally. He is also a Director on the board of US Foods Holding Corp. (NYSE: USFD), the second-largest foodservice distributor in the world, Lead Director at Wisely, Inc., a restaurant technology company serving leading fast casual and full-service restaurant chains across the country, and a Director of Upward Projects, Hickory Tavern Restaurants, and Barcelona Restaurants LLC. Mr. Pforzheimer earned a B.A. from Harvard University. Mr. Pforzheimer is well qualified to serve on our board of directors because of his extensive executive, entrepreneurial and investment experience in the restaurant and restaurant technology industries.
Greg Golkin
, our President and a Director since our inception, has been the Managing Partner at Kitchen Fund, a leading investor in growth restaurant brands, since 2016. At Kitchen Fund, Mr. Golkin leads a team in identifying investment opportunities, completing due diligence and closing transactions in segment-defining restaurant brands and hospitality technology. Kitchen Fund has completed 14 investments to date across two funds. Previously, Mr. Golkin founded Thinkbinder in 2011, an education technology business focused on distance learning and communication. As CEO, he successfully grew the business and sold the company to Echo360, a global leader in the space, where he then served as Head of Innovation from 2013 to 2016. Prior to Thinkbinder and Echo360, Mr. Golkin was an investor at Maverick Capital, where he covered small cap public market consumer businesses, with a focus on the shifting preferences in the food sector, and an investment banker on the Technology, Media and Telecom team at Goldman Sachs & Co. Mr. Golkin received a B.S. in Economics from the University of Pennsylvania’s Wharton School. Mr. Golkin is well qualified to serve on our board of directors because of his extensive business, M&A, capital markets and investment experience in the food, retail, and technology industries.

Chris Bradley
, our Chief Financial Officer since our inception, is a Managing Director at Mistral Equity Partners, where he has been since 2008. Mr. Bradley brings over 20 years of experience identifying acquisition candidates, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer and Secretary of AF Acquisition Corp., a blank check company that completed its $224 million initial public offering on March 23, 2021, and Haymaker III, a blank check company that completed its $317.5 million initial public offering on March 4, 2021. From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker II. From 2017 until its business combination in March 2019, he was an officer of Haymaker I. In 2016, Mr. Bradley co-founded
and has since served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler, from 2016 to January 2020, The Lovesac Company, Inc. (NASDAQ: LOVE) from 2010 to 2018, Country Pure Foods from 2010 to 2014, Bout Time Wine LLC from 2014 to 2015 and Xpress Spa Group, Inc from 2012 to 2014. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School.
Daniel Fleischmann
, our Chief Strategy Officer since March 2020, is a Vice President at Kitchen Fund, a leading investor in growth restaurant brands, since 2018. At Kitchen Fund, Mr. Fleischmann sources investment opportunities, conducts due diligence, and provides portfolio support to segment-defining restaurant brands and hospitality technology companies. Currently, Mr. Fleischmann serves on the board of Gregorys Coffee, a leading specialty coffee brand. Previously, Mr. Fleischmann was an investment banker at Moelis & Company in its M&A and Restructuring Group where he advised emerging consumer and hospitality businesses from 2017 to 2018. Prior to Moelis & Company, Mr. Fleischmann was in the Global Technology Investment Banking Group at RBC Capital Markets where he advised companies on strategic M&A and capital raise transactions from 2014 to 2017. Prior to 2014, Mr. Fleischmann was an M&A technology advisor at Ernst & Young. Mr. Fleischmann received a B.S. in Finance from the University of Maryland’s Robert H. Smith School of Business.
Hal Rosser
, one of our directors since January 2021, is the Founder and Managing Partner of Rosser Capital Partners, which was founded in 2011. Previously, Mr. Rosser was the co-founder
of Bruckmann, Rosser, Sherrill & Co. LLC and served as its Managing Director from 1995 to 2010. During his 40 plus year investing career, Mr. Rosser has originated, evaluated, monitored and exited many consumer transactions, including 19 investments in the restaurant industry. Previous board positions include Au Bon Pain, Barteca Restaurant Group, Bravo Brio Restaurant Group, California Pizza Kitchen, DavCo Restaurants, Il Fornaio, Logan’s Roadhouse, McCormick & Schmick’s, Real Mex Restaurants and Ruth’s Hospitality Group, Inc. (NASDAQ: RUTH). Mr. Rosser received his B.S. from Clarkson University and completed the Executive Development Program at Carnegie Mellon University. Mr. Rosser is well qualified to serve on our board of directors because of his extensive business and investment experience in the consumer and service industries.
Rick Federico
, one of our directors since January 2021, has over 40 years of experience in the restaurant sector. Mr. Federico is a member of the Board of Directors of Domino’s Pizza, Inc. (NYSE: DPZ) and RPT Realty (NYSE: RPT), a publicly-traded REIT. Previously, Mr. Federico served as the CEO or
Co-CEO
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
Starlette Johnson
has served as one of our directors since January 2021. Ms. Johnson has served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries since 2012 and served as the President and Director of Lucky Strike Entertainment a privately-held bowling and entertainment company from February 2019 to November 2020. In October of 2019, Ms. Johnson also joined the board of directors of privately held Jack’s Family Restaurants and serves on its Audit Committee. Additionally, in March 2021, Ms. Johnson joined the board of ARKO Corp. (NASDAQ: ARKO). Ms. Johnson brings three decades of restaurant and entertainment executive and board experience, with executive experience including President & CEO of Twin Peaks Holdings, Inc. from October 2015 to October 2016, President & COO of Dave & Buster’s Entertainment, Inc. (NASDAQ: PLAY) from June 2006 to September 2010, and Executive Vice President & Chief Strategic Officer of Brinker International, Inc. (NYSE: EAT) from

May 1995 to November 2004. Ms. Johnson began her career in the finance department of PepsiCo’s KFC division. Ms. Johnson currently serves on the Board of Directors of Chuy’s Holdings, Inc. (NASDAQ: CHUY), Jack’s Family Restaurants, and a privately-held restaurant, with previous board experience including Bojangles’ Inc., Tuesday Morning Corporation (OTCPK: TUES.Q), Front Burner Restaurant Group, and Dave & Buster’s and SusieCakes, LLC. In addition, Ms. Johnson is a member of the advisory board for the Hospitality & Tourism Program at Virginia Tech and serves on the Pamplin College of Business Cabinet at Virginia Tech as well as on the Investment Committee for the Virginia Tech Foundation. Ms. Johnson received her B.S. in Finance from Virginia Tech and MBA from Duke University. Ms. Johnson is well qualified to serve on our board of directors because of her extensive managerial and operational experience in the restaurant and entertainment industries.
Andy Heyer
, one of our directors since January 2021, is the CEO and Founder of Mistral Equity Partners, a private equity fund that invests in the consumer industry. Mr. Heyer is a finance professional with over 40 years of experience investing in restaurants and other consumer and consumer-related products and services industries as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. He has guided several public and private companies as a member of their board of directors. Mr. Heyer currently serves as President and Director of Haymaker III, which completed its $317.5 million initial public offering on March 4, 202, and as Director of AF Acquisition Corp., which completed its $224 million initial public offering on March 23, 2021. Prior to founding Mistral Equity Partners, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp.
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
Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Ms. Johnson qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of RegulationS-K promulgated by the SEC prior to us entering into such transaction; and

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
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available for review by accessing our public filings at the SEC’s web site at
www.sec.gov
. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed in a current report on Form
8-K.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION.
None of our officers or directors has received any cash compensation for services rendered to us. Other than the payment to our sponsor of $10,000 per month described elsewhere in this Report, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 34,500,000 shares of our common stock, consisting of (i) 27,600,000 shares of our Class A common stock, and (ii) 6,900,000 shares of our Class B common stock, issued and outstanding as of March 24, 2022. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
Tastemaker Sponsor LLC(3)	6,900,000	20.0%
David Pace (3)	6,900,000	20.0%
Andrew Pforzheimer (3)	6,900,000	20.0%
Gregory Golkin (3)	6,900,000	20.0%
Christopher Bradley	—	—
Daniel Fleischmann	—	—
Hal Rosser	—	—
Rick Federico	—	—
Starlette Johnson	—	—
Andrew Heyer	—	—
All executive officers and directors as a group (nine individuals)	6,900,000	20.0%
Karpus Investment Management (4)	1,968,922	5.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 501 Madison Avenue, 12 th Floor, New York NY 10022.

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
members of our sponsor.

(4)
Based on a Schedule 13G filed with the SEC on February 14, 2022 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”), which is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release
No. 34-39538
(January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares of Class A common stock reported in the Schedule 13G are owned directly by the accounts managed by Karpus. Karpus beneficially owns 1,968,922 shares of Class A common stock, though has the power to vote or direct the vote of 1,818,922 shares. The address of the principal business office of Karpus is 501 Madison Avenue, Floor 12, New York, NY 10019.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13.Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
Our anchor investor, an unaffiliated qualified institutional buyer (who is also not affiliated with our sponsor or any member of our management team), purchased 2,980,000 units in our initial public offering. In addition, our sponsor entered into a letter agreement with the anchor investor pursuant to which the anchor investor purchased membership interests in our sponsor representing an indirect beneficial interest in 100,000 anchor founder shares and 100,000 anchor warrants for an aggregate purchase price of $200,000. The anchor founder shares and anchor warrants are the same in all material respects as the founder shares and private placement warrants held by our sponsor.
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
Other than the payment to our sponsor of $10,000 per month described below, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that need to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Since January 7, 2021, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured
and was due at the earlier of March 31, 2021 and the closing of our initial public offering. The value of our sponsor’s interest in the initial public offering corresponds to the principal amount outstanding under any such loan. The loan was repaid upon the closing of our initial public offering out of the offering proceeds not held in the trust account.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following is a summary of fees paid or to be paid to Marcum, for services rendered.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$155,025	$57,500
Audit Related Fees	—	—
Tax Fees	8,500	7,210
All Other Fees	—	—
Total	$163,525	$64,710
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees
. Tax fees consist of fees billed for tax planning services and tax advice for the year ended December 31, 2021 and the period from August 10, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and the period from August 10, 2020 (inception) through December 31, 2020.]

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

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page
F-1
of this Report.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.
ITEM 16. FORM
10-K
SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1
Underwriting Agreement, dated January 7, 2021, by and among the Registrant and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

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

4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2021).

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

10.9	Promissory Note, dated March 22, 2022, issued to the Sponsor.

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

99.2
Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

99.3
Form of Agreement by and between the Anchor Investor and Tastemaker Sponsor, LLC (incorporated by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on January 6, 2021).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

TASTEMAKER ACQUISITION CORP.
BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Tastemaker Acquisition Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tastemaker Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit
s
to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 24, 2022

TASTEMAKER ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$181,220	$18,716
Prepaid expenses and other	259,396	—

Total current assets	440,616	18,716
Deferred offering costs	—	172,970
Investments held in Trust Account	278,820,318	—

Total Assets	$279,260,934	$191,686

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$13,474	$—
Accrued expenses	178,350	—
Franchise tax payable	137,049	78,356
Promissory note—related party	—	195,000

Total current liabilities	328,873	273,356
Deferred underwriting fee payable	10,350,000	—
Warrant liabilities	11,250,000	—

Total Liabilities	21,928,873	273,356

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 27,600,000 and no shares at redemption value at December 31, 2021 and December 31, 2020, respectively	278,760,000	—
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at December 31, 2021 and December 31, 2020; no shares outstanding (excluding 27,600,000 shares and no shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2021 and 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(21,428,629)	(106,670)

Total Stockholders’ Deficit	(21,427,939)	(81,670)

Total Liabilities and Stockholders’ Deficit	$279,260,934	$191,686

The accompanying notes are an integral part of these financial statements.

F-
3

TASTEMAKER ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from August 10, 2020 (inception) through December 31, 2020
Operating and formation costs	$838,745	$28,314
Franchise tax expense	200,424	78,356

Loss from operations	(1,039,169)	(106,670)
Interest income	60,347	—
Expensed offering costs	(736,627)	—
Change in fair value of warrant liabilities	10,350,006	—

Net income (loss)	$8,634,557	$(106,670)

Basic and diluted weighted average shares outstanding, Class A Common Stock	26,692,603	—

Basic and diluted net income (loss) per share, Class A Common Stock	$0.26	$0.00

Basic and diluted weighted average shares outstanding, Class B Common Stock	6,872,877	6,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.26	$(0.02)

The accompanying notes are an integral part of these financial statements.

F-
4

TASTEMAKER ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—August 10, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(106,670)	(106,670)

Balance –December 31, 2020	—	—	6,900,000	690	24,310	(106,670)	(81,670)
Excess of cash received over fair value of private placement warrant s	—	—	—	—	348,000	—	348,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(372,310)	(29,956,516)	(30,328,826)
Net Income	—	—	—	—	—	8,634,557	8,634,557

Balance –December 31, 2021	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)

The accompanying notes are an integral part of these financial statements.

F-
5

TASTEMAKER ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from August 10, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,634,557	$(106,670)
Adjustments to reconcile net income ( loss ) to net cash used in operating activities:
Expensed offering costs	736,627	—
Interest income	(60,318)	—
Change in fair value of warrant liabilities	(10,350,006)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(259,396)	—
Accounts payable	13,474	—
Accrued expenses	178,350	—
Franchise tax payable	58,693	78,356

Net cash used in operating activities	(1,048,019)	(28,314)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(278,760,000)	—

Net cash used in investing activities	(278,760,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note—related party	—	195,000
Repayment of promissory note—related party	(195,000)	—
Proceeds from initial public offering, net of underwriter’s discount paid	270,480,000	—
Proceeds from sale of private placement warrants	8,700,000	—
Offering costs paid	(366,877)	(172,970)
Reimbursed offering costs	1,352,400

Net cash provided by financing activities	279,970,523	47,030

Net change in cash	162,504	18,716
Cash—beginning of period	18,716	—

Cash—end of period	$181,220	$18,716

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption value	$30,328,826	$—

Deferred underwriting fee payable	$10,350,000	$—

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$172,970	$60,000

The accompanying notes are an integral part of these financial statements.

F-
6

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
Tastemaker Acquisition Corp. (the “Company” or “Tastemaker”) is a blank check company incorporated in Delaware on August 10, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity through August 10, 2020 (inception) though December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 12, 2021, an amount of $278,760,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the exercise of the underwriters’ over-allotment option in full, and the sale of the Private Placement Warrants (as defined in Note 4) was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account.
Transaction costs related to the issuances described above amounted to $15,057,447, consisting of $5,520,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees, and $539,847 of other offering costs, partially offset by reimbursed offering costs of $1,352,400. In addition, at December 31, 2021 and December 31, 2020, $181,220 and $18,716 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. New York Stock Exchange rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company

F-
7

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).
The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.
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

F-
8

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company will have until January 12, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.10).
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
Liquidity
As of December 31, 2021, the Company had $181,220 in cash held outside of the Trust Account and a working capital surplus of $111,743.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest
bearing promissory note (see Note
5
). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.
The Company will have until January 12, 2023 to complete a Business Combination, unless an extension is approved by our stockholders as a result of an amendment to the Certificate of Incorporation (the “Extension Period”). Management acknowledges that there is inherent uncertainty in its ability to effect the Extension Period described above through an amendment to the Certificate of Incorporation.
Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or for at least one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Going Concern Consideration
The Company anticipates that the cash held outside of the Trust Account as of December 31, 2021 will not be sufficient to allow the Company to operate for at least one year from this filing, assuming that a Business Combination is not consummated during that time.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

F-
10

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Cash and Cash Equivalents
As of December 31, 2021 and December 31, 2020, the Company had $181,220 and $18,716, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.
Investments Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
All of the 27,600,000
shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit.

F-1
1

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

As of December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

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
and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,057,446 as a result of the Initial Public Offering (consisting of $5,520,000 of cash underwriting discounts, $10,350,000 of deferred underwriting discounts, and $539,846 of other offering costs). The Company was reimbursed $1,352,400 for offering costs by the underwriters. As such, the Company recorded $14,320,820 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $736,627 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial and subsequent fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices (see Note 10).
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
(“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

F-1
2

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Share of Common Stock
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income (loss) shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of
 22,500,000
shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year ended December 31, 2021		For the Period from August 10, 2020 (inception) Through December 31, 2020
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$6,866,543	$1,768,014	$—	$(106,670)

Denominator:
Basic and diluted weighted average shares outstanding	26,692,603	6,872,877	—	6,000,000
Basic and diluted net income (loss) per share	$0.26	$0.26	—	$(0.02)
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

F-1
3

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.
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
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000, at $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

F-1
4

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 warrants at a price of $1.00 per warrant in a private placement (the “Private Placement Warrants”) to the Sponsor, generating gross proceeds of $8,700,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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
Promissory Note—Related Party
On August 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on January 12, 2021.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, $108,000 of administrative support expenses were incurred.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the

F-1
5

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of 1.00 per warrant. The warrants would be identical to the Private Placement Warrants. No
Working
Capital Loans were outstanding as of December 31, 2021 and December 31, 2020.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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

F-1
6

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

F-
17

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

F-
18

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

At December 31, 2021, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2020. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC
815-40.
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
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 27,600,000 and no shares of Class A common stock issued or outstanding, respectively, including 27,600,000 shares of Class A common stock subject to possible redemption at December 31, 2021.
Class
 B common stock
— The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
one-for-one
basis.

F-
19

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 9. INCOME TAX
The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

	2021	2020
Deferred tax assets:
Start-up costs	$179,062	$5,946
Net operating loss carryforwards	45,877	16,455

Total deferred tax assets	224,939	22,401
Valuation allowance	(224,939)	(22,401)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(202,538)
State
Current	—
Deferred	—
Change in valuation allowance	202,538

Income tax provision	$—

As of December 31, 2021 and December 31, 2020, the Company has available U.S. federal operating loss carry forwards of approximately $218,463 and $78,357, respectively, that may be carried forward indefinitely.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and December 31, 2020, the valuation allowance increased $
202,538

and $22,401, respectively.

F-2
0

TASTEMAKER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(25.2)%
Non-deductible transaction costs	1.8%
Change in valuation allowance	2.4%

Income tax provision	0.0%

F-2
1

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account	$278,820,318	$278,820,318	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,900,000	$6,900,000	$—	$—
Warrant liability – Private Placement Warrants	$4,350,000		$4,350,000	$—
The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.50 per warrant as of December 31, 2021.
The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility as of the date of the Initial Public Offering was derived from observable share pricing of companies operating in the Company’s target industries and comparable ‘blank-check’ companies without an identified target. The expected volatility as of December 31, 2021 was implied from the Company’s own Public Warrant pricing. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of December 31, 2021 the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
Transfers to/form Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended December 31, 2021 due to the use of an observable market quote for a similar asset in an active market.
The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At January 12, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	90.0%
Expected life of the option to convert (in years)	6.6
Volatility	4.0% pre-merger/ 30.0% post-merger
Risk-free rate	0.8%
Fair value of warrants	$0.96

F-
22

The following table provides the significant inputs to the Black-Scholes Option Pricing Model for the fair value of the Private Placement Warrants:

	At January 12, 2021 (Initial Measurement)	As of December 31, 2021
Stock price	$10.00	$9.89
Strike price	$11.50	$11.50
Probability of completing a Business Combination	90.0%	100.0%
Dividend yield	—%	—%
Remaining term (in years)	6.6	5.6
Volatility	14.0%	8.7%
Risk-free rate	0.8%	1.3%
Fair value of warrants	$0.96	$0.50
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement at January 12, 2021	21,600,006
Transfer of Public Warrants to Level 1 measurement	(13,248,006)
Transfer of Private Placement Warrants to Level 2 measurement	(4,350,000)
Change in fair value	(4,002,000)

Fair value as of December 31, 202 1	$—

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $10,350,006 and $0 within change in fair value of warrant liabilities in the Statements of Operations for the year ended December 31, 2021 and for the period from August 10, 2020 (inception) through December 31, 2020, respectively.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On March 22, 2022, the Company entered into a Working Capital Loan (see Note 5) with the Sponsor (the “Sponsor Working Capital Loan”), pursuant to which the Company received proceeds of
$150,000
.
The Sponsor Working Capital Loan is non-interest bearing and payable upon the completion of a Business Combination or the date the winding up of the Company is effective. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

F-2
3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tastemaker Acquisition Corp.

Dated: March 24, 2022	By:	/s/ David Pace
David Pace
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Pace	Co-Chief Executive Officer and Director	March 24, 2022
David Pace	(Principal Executive Officer)

/s/ Andrew Pforzheimer	Co-Chief Executive Officer and Director	March 24, 2022
Andrew Pforzheimer	(Principal Executive Officer)

/s/ Christopher Bradley	Chief Financial Officer	March 24, 2022
Christopher Bradley	(Principal Financial and Accounting Officer)

/s/ Gregory Golkin	President and Director	March 24, 2022
Gregory Golkin

/s/ Hal Rosser	Director	March 24, 2022
Hal Rosser

/s/ Rick Federico	Director	March 24, 2022
Rick Federico

/s/ Starlette Johnson	Director	March 24, 2022
Starlette Johnson

/s/ Andrew Heyer	Director	March 24, 2022
Andrew Heyer