Form 10-Q
period 2022-03-31
Tastemaker Acquisition Corp.
filed 2022-05-17
CIK 1821606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 17, 2022, there were 27,600,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TASTEMAKER ACQUISITION CORP.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASTEMAKER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$22,816	$181,220
Prepaid expenses and other	240,758	259,396

Total current assets	263,574	440,616
Investments held in Trust Account	278,764,606	278,820,318

Total Assets	$279,028,180	$279,260,934

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$30,956	$13,474
Franchise tax payable	49,315	137,049
Accrued expenses	227,230	178,350
Convertible promissory note—related party	29,500	—

Total current liabilities	337,001	328,873
Deferred underwriting fee payable	10,350,000	$10,350,000
Warrant liabilities	4,950,000	11,250,000

Total liabilities	15,637,001	21,928,873

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 27,600,000 shares at redemption value at March 31, 2022 and December 31, 2021	278,760,000	278,760,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at March 31, 2022 and December 31, 2021; no shares outstanding (excluding 27,600,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	115,100	—
Accumulated deficit	(15,484,611)	(21,428,629)

Total Stockholders’ Deficit	(15,368,821)	(21,427,939)

Total Liabilities and Stockholders’ Deficit	$279,028,180	$279,260,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$318,894	$80,020
Expensed offering costs	—	736,627
Franchise tax expense	49,515	49,180

Loss from operations	(368,409)	(865,827)
Unrealized gain on investments held in Trust Account	7,026	39,574
Interest Income	1	4
Change in fair value of warrant liabilities	6,300,000	8,550,006
Change in fair value of convertible promissory note - related party	5,400	—

Net income	$5,944,018	$7,723,757

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	23,920,000

Basic and diluted net income per share, Class A common stock	$0.17	$0.25

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,790,000

Basic and diluted net income per share, Class B common stock	$0.17	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.
.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

					Three Months Ended March 31, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	115,100	—	115,100
Net income	—	—	—	—	—	5,944,018	5,944,018

Balance - March 31, 2022	—	$—	6,900,000	$690	$115,100	$(15,484,611)	$(15,368,821)

					Three Months Ended March 31, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	—	$—	6,900,000	$690	$24,310	$(106,670)	$(81,670)
Excess of cash received over fair value of private placement warrants	—	—	—	—	348,000	—	348,000
Accretion of Class A common stock to redemption amount	—	—	—	—	(372,310)	(29,956,516)	(30,328,826)
Net income	—	—	—	—	—	7,723,757	7,723,757

Balance - March 31, 2021	—	$—	6,900,000	$690	$—	$(22,339,429)	$(22,338,739)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$5,944,018	$7,723,757
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible promissory note - related party	(5,400)	—
Expensed offering costs on issuance of Public Warrants	—	736,627
Unrealized gain on investments held in Trust Account	(7,026)	(39,574)
Change in fair value of warrant liabilities	(6,300,000)	(8,550,006)
Changes in operating assets and liabilities:
Accounts payable	17,482	—
Franchise tax payable	(87,734)	(29,599)
Accrued expenses	48,880	18,000
Prepaid expenses	18,638	(464,075)

Net cash used in operating activities	(371,142)	(604,870)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(278,760,000)
Proceeds from Trust Account for payment of franchise taxes	62,738	—

Net cash provided by (used in) investing activities	62,738	(278,760,000)

Cash Flows from Financing Activities:
Repayment of promissory note	—	(195,000)
Proceeds from initial public offering, net of underwriter’s discount paid	—	270,480,000
Proceeds from sale of private placement warrants	—	8,700,000
Proceeds from convertible promissory note—related party	150,000	—
Reimbursed offering costs	—	1,352,400
Offering costs paid	—	(366,877)

Net cash provided by financing activities	150,000	279,970,523

Net change in cash	(158,404)	605,653
Cash - beginning of period	181,220	18,716

Cash - end of period	$22,816	$624,369

Supplemental disclosure of noncash investing and financing activities:
Excess of cash received over fair value of convertible promissory note - related party	$115,100	—
Accretion of Class A common stock subject to redemption to redemption value	$—	$30,328,826

Deferred underwriting fee payable	$—	$10,350,000

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$172,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
Tastemaker Acquisition Corp. (the “Company” or ”Tastemaker”) is a blank check company incorporated in Delaware on August 10, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity from August 10, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 Private Placement Warrants (as defined in Note 4) at a price of $1.00 per Private Placement Warrant in a private placement to Tastemaker Sponsor, LLC (the “Sponsor”) generating gross proceeds of $8,700,000, which is described in Note 4.
Following the closing of the Initial Public Offering on January 12, 2021, an amount of $278,760,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the exercise of the underwriters’ over-allotment option in full, and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account.
Transaction costs related to the issuances described above amounted to $15,057,447, consisting of $5,520,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees, and $539,847 of other offering costs, partially offset by reimbursed offering costs of $1,352,400. In addition, at March 31, 2022 and December 31, 2021, $22,816 and $181,220 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq Stock Market rules provide that a Business Combination must be with one or more target businesses that together have a fair market value equal to least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires
50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
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
The Sponsor has agreed to waive (i) redemption rights with respect to any Founder Shares and Public Shares held in connection with the completion of an initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held in connection with a stockholder vote to approve an amendment to the Certificate of Incorporation to modify the substance or timing of our obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provisions relating to stockholders’ rights or pre-initial
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
MARCH 31, 2022
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
Liquidity
As of March 31, 2022, the Company had $22,816 in cash held outside of the Trust Account and a working capital deficit of $73,427.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest
bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds from the Working Capital Loans (as defined in Note 5).
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
Going Concern Consideration
As of March 31, 2022, the Company had $22,816 in cash held outside of the Trust Account and working capital deficit of $73,427. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022, will be not sufficient to allow the Company to operate until January 12, 2023, the date at which the Company must complete a Business Combination, which is less than one year from the issuance of the financial statements. If a Business Combination is not consummated by January 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of the Company’s Annual Report on Form
10-K.
If these disruptions or other matters of global concern continue for an extensive period of time, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company may ultimately consummate a Business Combination, may be materially adversely affected.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form
10-K
as filed with the SEC on March 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. More significant accounting estimates included in the financial statements include the determination of the fair value of warrant liabilities, and the fair value of the Company’s related party loans, both of which are described below.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), the recurring valuation of the Private Placement Warrants (as defined in Note 4), and the valuations for the Sponsor Working Capital Loan (as defined in Note 5) require management to exercise significant judgement in its estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $22,816 and $181,220, respectively.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
Convertible Promissory Note—Related Party
The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under
815-15-25
to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the condensed statements of operations.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Class A Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
paid-in
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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
and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,057,446 as a result of the Initial Public Offering (consisting of $5,520,000 of cash underwriting discounts, $10,350,000 of deferred underwriting discounts, and $539,846 of other offering costs). The Company was reimbursed $1,352,400 for offering costs by the underwriters. As such, the Company recorded $14,320,820 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $736,627 of offering costs in connection with the Public Warrants (as defined in Note 3) included in the Units that were classified as liabilities.
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
paid-in
capital at the time of issuance.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial and subsequent fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices (see Note 9).
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income Per Share of Common Stock
Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$4,755,214	$1,188,804	$6,016,030	$1,707,727

Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	23,920,000	6,790,000
Basic and diluted net income per share	$0.17	$0.17	$0.25	$0.25

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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
MARCH 31, 2022
(UNAUDITED)

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
Promissory Note—Related Party
On August 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $195,000 was repaid at the closing of the Initial Public Offering on January 12, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
On March 22, 2022, the Company entered into a Working Capital Loan with the Sponsor (the “Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The Sponsor Working Capital Loan is non-interest
bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the total amount drawn on the Working Capital Loan was $34,900. The fair value option was elected (see Note 9) and, as such, the fair value of the Working Capital Loan is shown on the balance sheet as $29,500.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and March 31, 2021, the Company incurred expenses of $30,000 and $18,000, respectively. These expenses are recorded in Accrued expenses in the balance sheets.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its reasonable best efforts to cause the same to become effective within 60 business days following its Initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
At March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, including 27,600,000 shares of Class A common stock subject to possible redemption, respectively.
Class
 B common stock
— The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
basis.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$278,764,606	$278,764,606	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,036,000	$3,036,000	$—	$—
Warrant liability – Private Placement Warrants	$1,914,000	$—	$1,914,000	$—
Convertible promissory note - related party	$29,500	$—	$—	$29,500

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$278,820,318	$278,820,318	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,900,000	$6,900,000	$—	$—
Warrant liability – Private Placement Warrants	$4,350,000	$—	$4,350,000	$—
The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.22 and $0.50 per warrant as of March 31, 2022 and December 31, 2021, respectively.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At January 12, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	90.0%
Expected life of the option to convert (in years)	6.6
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.8%
Fair value of warrants	$0.96
The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of December 31, 2021	As of March 31, 2022	As of March 31, 2021
Stock price	$9.89	$9.90	$9.74
Strike price	$11.50	$11.50	$11.50
Probability of completing a Business Combination	100.0%	100.0%	85.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.6	5.4	6.4
Volatility	8.7%	3.4%	10.5%
Risk-free rate	1.3%	2.4%	1.2%
Fair value of warrants	$0.50	$0.22	$0.58

The convertible promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the convertible promissory note - related party was based on the following significant inputs:

	As of March 2, 2022 (Initial Measurement)	As of March 25, 2022 (Initial Measurement)	As of March 31, 2022
Warrant price	$0.22	$0.23	$0.22
Conversion price	$1.00	$1.00	$1.00
Expected term	0.45	0.38	0.37
Warrant volatility	79.0%	77.0%	91.0%
Risk free rate	0.6%	0.8%	0.8%
Discount rate	3.91%	4.96%	4.34%
Probability of completing a Business Combination	25.0%	21.0%	20.0%
Fair value convertible promissory note - related party	$24,600	$10,300	$29,500
The Company recognized a gain on the change in fair value of convertible promissory note - related party of $5,400 in the condensed statement of operations for the three months ended March 31, 2021.

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at January 12, 2021	8,352,000	13,248,006	21,600,006
Change in valuation inputs or other assumptions	(3,306,000)	(5,244,006)	(8,550,006)

Fair value as of March 31, 2021	$5,046,000	$8,004,000	$13,050,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $8,550,006 within the change in fair value of warrant liabilities in the condensed statements of operating during the three months ended March 31, 2021.

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$4,350,000	$6,900,000	$11,250,000
Change in valuation inputs or other assumptions	(2,436,000)	(3,864,000)	$(6,300,000)

Fair value as of March 31, 2022	$1,914,000	$3,036,000	$4,950,000

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,300,000 within change in fair value of warrant liabilities in the condensed statements of operations during the three months ended March 31, 2022.
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at August 10, 2020 (inception)	$—
Initial measurement of Public Warrants and Private Placement Warrants as of January 12, 2021	21,600,006
Change in fair value	(8,550,006)
Transfer of Public Warrants to Level 1 measurement	(8,004,000)
Transfer of Private Placement Warrants to Level 2 measurement	(5,046,000)
Initial measurement of draw on convertible promissory note - related party on March 2, 2022	24,600
Initial measurement of draw on convertible promissory note - related party on March 25, 2022	10,300
Change in fair value	(5,400)

Fair value as of March 31, 202 2	$29,500

NOTE 10. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on August 10, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination.” We intend to complete our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 and 2021, were operational activities and those related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,944,018, which resulted primarily from a gain on change in fair value of warrant liabilities for $6,300,000, unrealized gain on investments held in our trust account (the “Trust Account”) of $7,026, interest income of $1, change in fair value of convertible promissory note - related party of $5,400, partially offset by operating and formation costs of $318,894 and franchise tax expenses of $49,515.
For the three months ended March 31, 2021, we had net income of $7,723,757, which resulted primarily from a gain on the change in fair value of warrant liabilities of $8,550,006, unrealized gains in the Trust Account of $39,574 and interest income of $4, offset by expensed offering costs of $736,627, operating and formation costs of $80,020 and franchise tax expense of $49,180.
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
Liquidity and Capital Resources
On January 12, 2021, we consummated an initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds to the Company of $276,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 8,700,000 private placement warrants to the Sponsor at a purchase price of $1.00 per warrant (the “Private Placement Warrants”), generating gross proceeds of $8,700,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the initial public offering held in the Trust Account. If we do not complete an initial business combination by January 12, 2023, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
For the three months ended March 31, 2022, net cash used in operating activities was $371,142, which was due to a change in fair value of warrant liabilities of $6,300,000, a decrease in franchise taxes payable of $87,734, change in fair value of convertible promissory note - related party of $5,400, and an unrealized gain on investments held in the Trust Account of $7,026, which was partially offset by net income of $5,944,018, an increase of accrued expenses of $48,880, an increase in prepaid expenses $18,638, and increase of accounts payable for $17,482.
For the three months ended March 31, 2021, net cash used in operating activities was $604,870. This was due to a change in fair value of warrant liabilities of $8,550,006, a decrease in franchise tax payable of $29,599, a decrease in prepaid expenses of $464,075, and an unrealized gain in trust account of $39,574, which was partially offset by net income of $7,723,757, expensed offering costs of $736,627, and an increase in accrued expenses of $18,000.
For the three months ended March 31, 2022, net cash provided by investing activities was $62,738, which resulted from $62,738 in proceeds from the Trust Account to pay for franchise taxes.
For the three months ended March 31, 2021, net cash used in investing activities was $278,760,000, which was a result of a cash deposited into the Trust Account.
For the three months ended March 31, 2022, net cash provided from financing activities was $150,000, which was a result of proceeds from a convertible promissory note.

For the three months ended March 31, 2021, net cash provided by financing activities was $279,970,523, which was comprised of $270,480,000 in proceeds from the initial public offering, net of underwriter’s discount paid, $8,700,000 for proceeds from the sale of the Private Placement Warrants, $1,352,400 for reimbursed offering costs partially offset by $366,877 in offering costs paid and repayment of promissory note for $195,000.
As of March 31, 2022 and December 31, 2021, we had cash of $22,816 and $181,220 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. On March 22, 2022, we entered into a Working Capital Loan with the Sponsor (the “Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The Sponsor Working Capital Loan is non-interest
bearing and payable upon the earlier of (i) completion of the initial business combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
We anticipate that the cash held outside of the Trust Account as of March 31, 2022, will be not sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern from the date that the financial statements are released to January 12, 2023, the date at which the Company must complete a Business Combination, which is less than one year from the issuance of the financial statements. If a Business Combination is not consummated by January 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. There is no assurance that our plans to consummate a business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022 and December 31, 2021.

Contractual Obligations
Registration Rights
The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of the working capital loans (and any Class A common stock issuable upon the exercise of the private placement warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the initial public offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the business combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company incurred expenses of $30,000 under this agreement.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,600,000 additional units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. On January 12, 2021, the underwriters exercised the over-allotment option in full and purchased 3,600,000 units at an offering price of $10.00 per unit, generating additional gross proceeds of $36,000,000 to the Company.
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
Convertible Note—Related Party
On March 22, 2022, the Company entered into a Working Capital Loan with the Sponsor (the “Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The Sponsor Working Capital Loan is non-interest
bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
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
Convertible Promissory Note—Related Party
The Company accounts for the convertible promissory notes under Accounting Standards Codification (“ASC”) Topic 815,
Derivatives and Hedging
(“ASC 815”). The Company has made the election under
815-15-25
to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the condensed statements of operations.
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
Class A Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of Class A common stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a business combination and in connection with certain amendments to the Company’s amended and restated Certificate of Incorporation (the “Certificate of Incorporation”). In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

Net Income Per Share of Common Stock
Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock.
As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable as we are a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our
Co-Chief
Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our
Co-Chief
Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the Company’s restatement of its January 12, 2021, March 31, 2021, and June 30, 2021 financial statements relating to the accounting for complex financial instruments and the inaccurate reporting of period end accruals.
Management concluded that material weaknesses in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and the recording of accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of March 31, 2022, the material weaknesses had not been remediated.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As of the date of this Report, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K
filed with the SEC on March 25, 2022, except as disclosed below.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
restrictions on the nature of our investments; and
restrictions on the issuance of securities;
each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:
registration as an investment company with the SEC;
adoption of a specific form of corporate structure; and
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Certificate of Incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 12, 2023; (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination by January 12, 2023, from the closing of this offering, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to the Certificate of Incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be an investment company and thus to be subject to the Investment Company Act.

We are aware of litigation against certain SPACs asserting that, notwithstanding the foregoing, those SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be considered an investment company and thus to be subject to the Investment Company Act.
On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form
8-K
with the Commission announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.
The proposed safe harbor rule has not yet been adopted, and one or more elements of the proposed safe harbor rule may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 2, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4).

4.4	Warrant Agreement dated January 7, 2021 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.1	Working Capital Loan dated March 22, 2022 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tastemaker Acquisition Corp.

Date: May 17, 2022	By:	/s/ David Pace
Name: David Pace
Title: Co-Chief Executive Officer

Date: May 17, 2022	By:	/s/ Andrew Pforzheimer
Name: Andrew Pforzheimer
Title: Co-Chief Executive Officer

Date: May 17, 2022	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer