Form 10-Q
period 2022-06-30
Tastemaker Acquisition Corp.
filed 2022-08-15
CIK 1821606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-39858

TASTEMAKER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2478126
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 15, 2022, there wer
e 27,600,000
shares of the Class A common stock, par value $0.0001 per share, and 6,900,000
shares of the Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TASTEMAKER ACQUISITION CORP.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TASTEMAKER ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$17,776	$181,220
Accrued interest receivable	226,928	—

Prepaid expenses and other	163,383	259,396

Total current assets	408,087	440,616
Investments held in Trust Account	278,948,720	278,820,318

Total Assets	$279,356,807	$279,260,934

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$132,254	$13,474
Income tax payable	21,048	—
Franchise tax payable	99,178	137,049
Accrued expenses	238,350	178,350
Convertible promissory note—related party	18,700	—

Total current liabilities	509,530	328,873
Deferred underwriting fee payable	10,350,000	$10,350,000
Warrant liabilities	1,800,000	11,250,000

Total liabilities	12,659,530	21,928,873

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 27,600,000 shares at redemption value at June 30, 2022 and December 31, 2021	278,760,000	278,760,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at June 30, 2022 and December 31, 2021; no shares outstanding (excluding 27,600,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	115,100	—
Accumulated deficit	(12,178,513)	(21,428,629)

Total Stockholders’ Deficit	(12,062,723)	(21,427,939)

Total Liabilities and Stockholders’ Deficit	$279,356,807	$279,260,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating and formation costs	$194,833	$202,684	$513,727	$282,704
Expensed offering costs	—	—	—	736,627
Franchise tax expense	49,863	49,727	99,378	98,907

Loss from operations	(244,696)	(252,411)	(613,105)	(1,118,238)
Unrealized gain on investments held in Trust Account	411,042	6,458	418,068	46,032
Interest Income	—	13	1	17
Change in fair value of warrant liabilities	3,150,000	(3,687,000)	9,450,000	4,863,006
Change in fair value of convertible promissory note—related party	10,800	—	16,200	—
Income (loss) before income taxes	$3,327,146	$(3,932,940)	$9,271,164	$3,790,817
Income tax expense	(21,048)	—	(21,048)	—

Net income (loss)	$3,306,098	$(3,932,940)	$9,250,116	$3,790,817

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	25,770,166

Basic and diluted net income (loss) per share, Class A common stock	$0.10	$(0.11)	$0.27	$0.12

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,845,304

Basic and diluted net income (loss) per share, Class B common stock	$0.10	$(0.11)	$0.27	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)
Proceeds received in excess of initial fair value of convertible promissory note - related	—	—	—	—	115,100	—	115,100
Net income	—	—	—	—	—	5,944,018	5,944,018

Balance - March 31, 2022	—	—	6,900,000	690	115,100	(15,484,611)	(15,368,821)
Net Income	—	—	—	—	—	3,306,098	3,306,098

Balance - June 30, 2022	—	$—	6,900,000	$690	$115,100	$(12,178,513)	$(12,062,723)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	$—	6,900,000	$690	$24,310	$(106,670)	$(81,670)
Excess of cash received over fair value of private placement warrants	—	—	—	—	348,000	—	348,000
Accretion of Class A common stock to redemption amount	—	—	—	—	(372,310)	(29,956,516)	(30,328,826)
Net income	—	—	—	—	—	7,723,757	7,723,757

Balance - March 31, 2021	—	—	6,900,000	690	—	(22,339,429)	(22,338,739)
Net loss	—	—	—	—	—	(3,932,940)	(3,932,940)

Balance - June 30, 2021	—	$—	6,900,000	$690	$—	$(26,272,369)	$(26,271,679)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$9,250,116	$3,790,817
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible promissory note - related party	(16,200)	—
Expensed offering costs on issuance of Public Warrants	—	736,627
Unrealized gain on investments held in Trust Account	(191,140)	(46,032)
Change in fair value of warrant liabilities	(9,450,000)	(4,863,006)
Changes in operating assets and liabilities:
Accrued interest receivable	(226,928)	—
Accounts payable	118,780	—
Income tax payable	21,048	—
Franchise tax payable	(37,871)	(11,348)
Accrued expenses	60,000	48,000
Prepaid expenses	96,013	(395,791)

Net cash used in operating activities	(376,182)	(740,733)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(278,760,000)
Proceeds from Trust Account for payment of franchise taxes	62,738	—

Net cash provided by (used in) investing activities	62,738	(278,760,000)

Cash Flows from Financing Activities:
Repayment of promissory note	—	(195,000)
Proceeds from Initial Public Offering, net of underwriter’s discount paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	8,700,000
Proceeds from convertible promissory note - related party	150,000	—
Reimbursed offering costs	—	1,352,400
Offering costs paid	—	(366,876)

Net cash provided by financing activities	150,000	279,970,524

Net change in cash	(163,444)	469,791
Cash - beginning of period	181,220	18,716

Cash - end of period	$17,776	$488,507

Supplemental disclosure of noncash investing and financing activities:
Excess of cash received over fair value of convertible promissory note - related party	$115,100	$—

Accretion of Class A common stock subject to possible redemption at IPO date	$—	$30,328,826

Deferred underwriting fee payable	$—	$10,350,000

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$172,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity from August 10, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a Trust Account from the proceeds derived from the Initial Public Offering, and potential gains from changes in the fair value of warrant liabilities and convertible promissory notes.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 Private Placement Warrants (as defined in Note 4) at a price of $1.00 per Private Placement Warrant in the Private Placement (as defined in Note 4) to Tastemaker Sponsor, LLC (the “Sponsor”) generating gross proceeds of
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
Transaction costs related to the issuances described above amounted to $15,057,447, consisting of $5,520,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees, and $539,847 of other offering costs, partially offset by reimbursed offering costs of $1,352,400. In addition, at June 30, 2022 and December 31, 2021, $17,776 and $181,220 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.
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
JUNE 30, 2022
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
Liquidity
As of June 30, 2022, the Company had $17,776 in cash held outside of the Trust Account and a working capital deficit of $101,443.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and
non-interest
bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the net proceeds from the Private Placement held outside of the Trust Account and proceeds from the Working Capital Loans (as defined in Note 5).
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
Going Concern Consideration
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will be not sufficient to allow the Company to operate until January 12, 2023, the date at which the Company must complete a Business Combination, which is less than one year from the issuance of the financial statements. If a

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Business Combination is not consummated by January 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of the Company’s Annual Report on Form
10-K.
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
as filed with the SEC on March 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

As of June 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $17,776 and $181,220, respectively.
Accrued interest receivable
Accrued interest receivable relates to accrued interest income from assets held in the Trust Account that is not currently reflected in the Investments Held in Trust Account. This accrued interest income was received the following month from the current balance sheet date of June 30, 2022.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
Convertible Promissory Note—Related Party
The Company accounts for the convertible promissory notes under ASC Topic 815. The Company has made the election under
815-15-25
to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the condensed statements of operations.
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
paid-in
capital and accumulated deficit.
As of June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(13,248,006)
Issuance costs allocated to Class A common stock	(14,320,820)
Plus:
Accretion of carrying value to redemption value	30,328,826

Class A common stock subject to possible redemption	$278,760,000

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
 Topic
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
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance.
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
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.6% and 0.2%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0.0% and 0.0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate
o
f
 21%

primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities and derivative asset—forward purchase agreement, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260,
Earnings Per Share
. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 22,500,000
shares in the calculation of diluted income per share, or the effects of the convertible promissory note to since the exercise of the warrants and conversion of the promissory note is contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,644,877	$661,221	$(3,146,352)	$(786,588)	$7,400,093	$1,850,023	$2,995,204	$795,613

Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	25,770,166	6,845,304
Basic and diluted net income (loss) per share	$0.10	$0.10	$(0.11)	$(0.11)	$0.27	$0.27	$0.12	$0.12

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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 warrants at a price of $1.00 per warrant in a private placement (the “Private Placement Warrants”) to the Sponsor, generating gross proceeds of $8,700,000

(the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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

Promissory Note—Related Party
On August 10, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering.
The promissory note was

non-interest
bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering.
The outstanding balance under the promissory note o
f $195,000 was repaid at the closing of the Initial Public Offering on January 12, 2021.
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
per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the total amount drawn on the Working Capital Loan was
$150,000.
The fair value option was elected (see Note 9) and, as such, the fair value of the Working Capital Loan is shown on the balance sheet as
$18,700.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2022 and June 30, 2021, the Company incurred expenses of $30,000 and $30,000, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company incurred expenses of $60,000 and $48,000, respectively. These expenses are recorded in Accrued expenses in the balance sheets.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
At June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC
 Topic
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
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company
is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A common stock
— The Company
is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, including 27,600,000 shares of Class A common stock subject to possible redemption, respectively.
Class B common stock
— The
Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Prior to an initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
basis.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$278,948,720	$278,948,720	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,104,000	$1,104,000	$—	$—
Warrant liability – Private Placement Warrants	$696,000	$—	$696,000	$—
Convertible promissory note—related party	$18,700	$—	$—	$18,700

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$278,820,318	$278,820,318	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,900,000	$6,900,000	$—	$—
Warrant liability – Private Placement Warrants	$4,350,000	$—	$4,350,000	$—
The Company utilized a Monte Carlo simulation model for the initial valuation of
the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.08 and $0.50 per warrant as of June 30, 2022 and December 31, 2021, respectively.
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

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The aforementioned warrant liabilities are not subject to qualified hedge accounting.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At January 12, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	90.0%
Expected life of the option to convert (in years)	6.6
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.8%
Fair value of warrants	$0.96
The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement
Warrants:

	As of June 30, 2021	As of December 31, 2021	As of June 30, 2022
Stock price	$9.72	$9.89	$9.92
Strike price	11.50	11.50	11.50
Probability of completing a Business Combination	100.0%	100.0%	13.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	6.1	5.6	5.5
Volatility	12.0%	8.7%	5.5%
Risk-free rate	1.1%	1.3%	3.0%
Fair value of warrants	$0.75	$0.50	$0.08
The convertible promissory note—related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the convertible promissory note—related party was based on the following significant inputs:

	As of March 2, 2022 (Initial Measurement)	As of March 25, 2022 (Initial Measurement)	As of June 30, 2022
Warrant price	$0.22	$0.23	$0.08
Conversion price	$1.00	$1.00	$1.00
Expected term	0.45	0.38	0.53
Warrant volatility	79.0%	77.0%	91.6%
Risk free rate	0.6%	0.8%	2.5%
Discount rate	3.91%	4.96%	7.73%
Probability of completing a Business Combination	25.0%	21.0%	13.0%
Fair value convertible promissory note—related party	$24,600	$10,300	$18,700
The Company recognized a gain on the change in fair value of convertible promissory note—related party of $10,800 and $16,200 in the condensed statement of operations for the three and six months ended June 30, 2022, respectively.

TASTEMAKER ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at January 12, 2021	8,352,000	13,248,006	21,600,006
Change in valuation inputs or other assumptions	(3,306,000)	(5,244,006)	(8,550,006)

Fair value as of March 31, 2021	5,046,000	8,004,000	13,050,000
Change in valuation inputs or other assumptions	1,479,000	2,208,000	3,687,000

Fair value as of June 30, 2021	$6,525,000	$10,212,000	$16,737,000

The Company recognized a gain (loss) in connection with changes in the fair value of warrant liabilities of
 $(3,687,000) and $4,863,006 within the change in fair value of warrant liabilities in the condensed statements of operating during the three and six months ended June 30, 202
1
, respectively.

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$4,350,000	$6,900,000	$11,250,000
Change in valuation inputs or other assumptions	(2,436,000)	(3,864,000)	(6,300,000)

Fair value as of March 31, 2022	1,914,000	3,036,000	4,950,000
Change in valuation inputs or other assumptions	(1,218,000)	(1,932,000)	(3,150,000)

Fair value as of June 30, 2022	$696,000	$1,104,000	$1,800,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $3,150,000 and $9,450,000 within change in fair value of warrant liabilities in the condensed statements of operations during the three and six months ended June 30, 2022, respectively.
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at August 10, 2020 (inception)	$—
Initial measurement of Public Warrants and Private Placement Warrants as of January 12, 2021	21,600,006
Change in fair value	(8,550,006)
Transfer of Public Warrants to Level 1 measurement	(8,004,000)
Transfer of Private Placement Warrants to Level 2 measurement	(5,046,000)
Initial measurement of draw on convertible promissory note—related party on March 2, 2022	24,600
Initial measurement of draw on convertible promissory note—related party on March 25, 2022	10,300
Change in fair value	(5,400)
Fair value as of March 31, 2022	29,500
Change in fair value	(10,800)

Fair value as of June 30, 2022	$18,700

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. On July 21, 2022, the Company issued a convertible promissory note for proceeds of $
375,000
.
The note matures on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. The note is convertible into warrants at $
1.00
per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, the
Company drew
 $370,000 from the promissory note, which has not yet been repaid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated on August 10, 2020 as a Delaware corporation and formed for the purpose of effectuating a Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
Recent Developments
On July 21, 2022, we issued a convertible promissory note for proceeds of $375,000. The note matures on the earliest to occur of (i) the date on which we consummates our initial Business Combination and (ii) the date that the winding up of the Company is effective. The note is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, we drew $370,000 from the promissory note, which has not yet been repaid.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 10, 2020 (inception) through June 30, 2022 were formation and operational activities, and, since January 2021, those related to identifying a target company for a Business
Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering and potential gains in the changes in the fair value of warrant liabilities and convertible notes. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $3,306,098, which resulted primarily from a gain on change in fair value of warrant liabilities for $3,150,000, unrealized gain on investments held in our trust account (the “Trust Account”) of $411,042 and a change in fair value of convertible promissory note - related party of $10,800, partially offset by a loss from operations for $244,696, and the provision for income tax of $21,048.
For the three months ended June 30, 2021, we had a net loss of $3,932,940, which resulted primarily from a loss on the change in fair value of warrant liabilities of $3,687,000 and a loss from operations of $252,411, partially offset by unrealized gains in the Trust Account of $6,458 and interest income of $13.
For the six months ended June 30, 2022, we had a net income of $9,250,116, which primarily resulted from a gain in the change in fair value of warrant liabilities of $9,450,000, interest income of $1, an unrealized gain on investments held in the Trust Account for $418,068, and a gain in the change in fair value of the convertible promissory note to a related party for $16,200, partially offset by a loss from operations for $613,105, and the provision for income tax of $21,048.
For the six months ended June 30, 2021, we had a net income of $3,790,817, which primarily resulted from a gain in the change in fair value of warrant liabilities of $4,863,006, an unrealized gain on investments held in the Trust Account for $46,032, interest income of $17, partially offset by a loss from operations for $1,118,238.
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
For the six months ended June 30, 2022, net cash used in operating activities was $376,182, which was primarily due to net income of $9,250,116, an increase of accrued expenses of $60,000, an increase in prepaid expenses of $96,013, and increase in income tax payable of $21,048, and an increase in accounts payable for $118,780 partially offset by a change in fair value of warrant liabilities of $9,450,000, an increase in accrued interest receivable of $226,928, a decrease in franchise taxes payable of $37,871, change in fair value of convertible promissory note - related party of $16,200, and an unrealized gain on investments held in the Trust Account of $191,140.
For the six months ended June 30, 2021, net cash used in operating activities was $740,733. This was primarily due to net income of $3,790,817, expensed offering costs of $736,627, and an increase in accrued expenses of $48,000 offset by a change in fair value of warrant liabilities of $4,863,006, a decrease in prepaid expenses of $395,791, an unrealized gain in the Trust Account of $46,032, and a decrease in franchise tax payable of $11,348.
For the six months ended June 30, 2022, net cash provided by investing activities was $62,738, which resulted from $62,738 in proceeds from the Trust Account to pay for franchise taxes.
Net cash used in investing activities for the six months ended June 30, 2021 was $278,760,000, which was a result of a cash deposited into the Trust Account.
For the six months ended June 30, 2022, net cash provided from financing activities was $150,000, which was a result of proceeds from a convertible promissory note.

Net cash provided by financing activities for the six months ended June 30, 2021 was $279,970,524 was comprised of $270,480,000 in proceeds from Initial Public Offering, net of underwriter’s discount paid, $8,700,000 for proceeds from the sale of Private Placement Warrants, $1,352,400 for reimbursed offering costs partially offset by $366,876 in offering costs paid and repayment of promissory note for $195,000.
As of June 30, 2022 and December 31, 2021, we had cash of $17,776 and $181,220 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On March 22, 2022, we entered into the Working Capital Loan with the Sponsor in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The Sponsor Working Capital Loan is non-interest
bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
We anticipate that the cash held outside of the Trust Account as of June 30, 2022, will be not sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern from the date that the financial statements are released to January 12, 2023, the date at which the Company must complete a Business Combination, which is less than one year from the issuance of the financial statements. If a Business Combination is not consummated by January 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. There is no assurance that our plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022 and December 31, 2021.
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

Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement.
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
Convertible Note—Related Party
On March 22, 2022, the Company entered into the Working Capital Loan with the Sponsor in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The Sponsor Working Capital Loan is non-interest
bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
The Company accounts for the convertible promissory notes under ASC Topic 815. The Company has made the election under
815-15-25
to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.
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

Convertible Promissory Note—Related Party
The Company accounts for the convertible promissory notes under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company has made the election under
815-15-25
to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the condensed statements of operations.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $1,800,000 and $11,250,000.
Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated Certificate of Incorporation. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, or the conversion of promissory notes, since the exercise of the warrants are contingent upon the occurrence of future events.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our
Co-Chief
Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the Company’s restatement of its January 12, 2021, March 31, 2021, and June 30, 2021 financial statements relating to the accounting for complex financial instruments and the inaccurate reporting of period end accruals, as well as inaccurate reporting of accrued interest in connection with preparation of the financial statements for period ended June 30, 2022.
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
In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of accruals and complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions and period end accruals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2022, the material weaknesses had not been remediated.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
ITEM 1A. RISK FACTORS.
As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on October 2, 2020, as amended, and declared effective on January 7, 2021 (File No. 333-249278) (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, and (iii) Quarterly Reports on Form 10-K for the quarterly periods ended March 31, 2021 and March 31, 2022, as filed with the SEC on May 17, 2021 and May 17, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.
Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.
The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.
As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.
Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its Business Combination within 24 months after such date. We have not entered into a definitive Business Combination agreement within 18 months after the effective date of our Registration Statement and may not complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.
If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.
To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.
Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. Our sponsor is a U.S. entity, and the managing member of our sponsor is a U.S. person. Our sponsor is not controlled by and does not have substantial ties with a non-U.S. person. However. if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.
Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments, as well as inaccurate reporting of payables and accrued interest on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results
.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see the Company’s Annual Report on Form 10-Q for the year ended December 31, 2022, as filed with the SEC on March 25, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Registration Statement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Promissory Note of the Company, dated July 21, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on July 25, 2022).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tastemaker Acquisition Corp.

Date: August 15, 2022	By:	/s/ David Pace
Name: David Pace
Title: Co-Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Andrew Pforzheimer
Name: Andrew Pforzheimer
Title: Co-Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer (Principal Financial and Accounting Officer)