Form 10-Q
period 2022-09-30
Tastemaker Acquisition Corp.
filed 2022-11-10
CIK 1821606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 10, 2022, there were 27,600,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TASTEMAKER ACQUISITION CORP.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TASTEMAKER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$219,812	$181,220
Prepaid expenses and other	86,008	259,396
Total current assets	305,820	440,616
Investments held in Trust Account	280,524,996	278,820,318
Total Assets	$280,830,816	$279,260,934

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$16,594	$13,474
Income tax payable	307,721	—
Franchise tax payable	149,589	137,049
Accrued expenses	1,457,263	178,350
Convertible promissory note - related party	41,200	—
Total current liabilities	1,972,367	328,873
Deferred underwriting fee payable	10,350,000	10,350,000
Warrant liabilities	2,250,000	11,250,000
Total liabilities	14,572,367	21,928,873

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 27,600,000 shares at redemption value at September 30, 2022 and December 31, 2021	279,896,011	278,760,000
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at September 30, 2022 and December 31, 2021; no shares outstanding (excluding 27,600,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,638,252)	(21,428,629)
Total Stockholders' Deficit	(13,637,562)	(21,427,939)
Total Liabilities and Stockholders' Deficit	$280,830,816	$279,260,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating and formation costs	$1,414,604	$285,056	$1,928,331	$567,759
Franchise tax expense	50,411	66,011	149,789	164,918
Expensed offering costs	—	—	—	736,627
Loss from operations	(1,465,015)	(351,067)	(2,078,120)	(1,469,304)
Gain from investments held in Trust Account	1,415,358	—	1,833,426	20,871
Interest Income	2	7,190	3	32,368
Change in fair value of warrant liabilities	(450,000)	2,112,000	9,000,000	6,975,006
Change in fair value of convertible promissory note - related party	17,200	—	33,400	—
Loss (income) before income taxes	(482,455)	1,768,123	8,788,709	5,558,941
Income tax expense	(286,673)	—	(307,721)	—
Net Loss (income)	$(769,128)	$1,768,123	$8,480,988	$5,558,941

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	26,386,813
Basic and diluted net (loss) income per share, Class A common stock	$(0.02)	$0.05	$0.25	$0.17
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,863,736
Basic and diluted net (loss) income per share, Class B common stock	$(0.02)	$0.05	$0.25	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	115,100	—	115,100
Net income	—	—	—	—	—	5,944,018	5,944,018
Balance - March 31, 2022	—	—	6,900,000	690	115,100	(15,484,611)	(15,368,821)
Net Income	—	—	—	—	—	3,306,098	3,306,098
Balance- June 30, 2022	—	—	6,900,000	690	115,100	(12,178,513)	(12,062,723)
Net loss	—	—	—	—	—	(769,128)	(769,128)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	330,300	—	330,300
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(445,400)	(690,611)	(1,136,011)
Balance- September 30, 2022	—	$—	6,900,000	$690	$—	$(13,638,252)	$(13,637,562)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	—	$—	6,900,000	$690	$24,310	$(106,670)	$(81,670)
Excess of cash received over fair value of private placement warrants	—	—	—	—	348,000	—	348,000
Accretion of Class A common stock to redemption amount	—	—	—	—	(372,310)	(29,956,516)	(30,328,826)
Net income	—	—	—	—	—	7,723,757	7,723,757
Balance - March 31, 2021	—	—	6,900,000	690	—	(22,339,429)	(22,338,739)
Net loss	—	—	—	—	—	(3,932,939)	(3,932,939)
Balance - June 30, 2021	—	—	6,900,000	690	—	(26,272,368)	(26,271,678)
Net income	—	—	—	—	—	1,768,123	1,768,123
Balance - September 30, 2021	—	$—	6,900,000	$690	$—	$(24,504,245)	$(24,503,555)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2022	30, 2021
Cash Flows from Operating Activities:
Net income	$8,480,988	$5,558,941
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible promissory note - related party	(33,400)	—
Expensed offering costs on issuance of Public Warrants	—	736,627
Gain on investments held in Trust Account	(1,833,426)	(20,871)
Interest income on investments held in Trust Account	—	(32,343)
Change in fair value of warrant liabilities	(9,000,000)	(6,975,006)
Changes in operating assets and liabilities:
Prepaid expenses	173,388	(325,909)
Accounts payable	3,120	25,000
Income tax payable	307,721	—
Franchise tax payable	12,540	38,926
Accrued expenses	1,278,913	93,000
Net cash used in operating activities	(610,156)	(901,635)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(278,760,000)
Proceeds from Trust Account for payment of franchise taxes	128,748	—
Net cash provided by (used in) investing activities	128,748	(278,760,000)
Cash Flows from Financing Activities:
Repayment of promissory note	—	(195,000)
Proceeds from Initial Public Offering, net of underwriter's discount paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	8,700,000
Proceeds from convertible promissory note - related party	520,000	—
Reimbursed offering costs	—	1,352,400
Offering costs paid	—	(366,877)
Net cash provided by financing activities	520,000	279,970,523
Net change in cash	38,592	308,888
Cash - beginning of period	181,220	18,716
Cash - end of period	$219,812	$327,604

Supplemental disclosure of noncash investing and financing activities:
Excess of cash received over fair value of convertible promissory note - related party	$445,400	$—
Remeasurement of Class A common stock subject to possible redemption at redemption value	$1,136,011	$—
Accretion of Class A common stock subject to possible redemption at IPO date	$—	$30,328,826
Deferred underwriting fee payable	$—	$10,350,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$172,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Tastemaker Acquisition Corp. (the “Company” or “Tastemaker”) is a blank check company incorporated in Delaware on August 10, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity from August 10, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a Trust Account from the proceeds derived from the Initial Public Offering, and potential gains from changes in the fair value of warrant liabilities and convertible promissory notes.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 Private Placement Warrants (as defined in Note 4)  in the Private Placement (as defined in Note 4) at a price of $1.00 per Private Placement Warrant to Tastemaker Sponsor, LLC (the “Sponsor”) generating gross proceeds of $8,700,000, which is described in Note 4.

Following the closing of the Initial Public Offering on January 12, 2021, an amount of $278,760,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the exercise of the underwriters’ over-allotment option in full, and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination or (ii) the distribution of the funds in the Trust Account.

Transaction costs related to the issuances described above amounted to $15,057,447, consisting of $5,520,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees, and $539,847 of other offering costs, partially offset by reimbursed offering costs of $1,352,400. In addition, at September 30, 2022 and December 31, 2021, $219,812 and $181,220 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a. The Company must complete an initial business combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial business combination. The Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an initial business combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a stockholder

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with the initial business combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of an initial business combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the initial business combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an initial business combination. If, however, stockholder approval of the initial business combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial business combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an initial business combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed initial business combination or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of an initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

The Company will have until January 12, 2023 to complete an initial business combination (the “Combination Period”). If the Company is unable to complete an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an initial business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an initial business combination within in the Combination Period and,

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

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

Liquidity

As of September 30, 2022, the Company had $219,812 in cash held outside of the Trust Account and a working capital deficit of $1,666,547.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the net proceeds from the Private Placement held outside of the Trust Account and proceeds from the Sponsor Working Capital Loans (as defined in Note 5).

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or for at least one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will be not sufficient to allow the Company to operate until January 12, 2023, the date at which the Company must complete an initial business combination, which is less than one year from the issuance of the financial statements. If an initial business combination is not consummated by January 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that the Company’s plans to consummate an initial business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company may ultimately consummate an initial business combination, may be materially adversely affected.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 25, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), the recurring valuation of the Private Placement Warrants (as defined in Note 4), and the valuations for the Sponsor Working Capital Loans (as defined in Note 5) require management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $219,812 and $181,220, respectively.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

Convertible Promissory Note - Related Party

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

Class A Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(13,248,006)
Issuance costs allocated to Class A common stock	(14,320,820)
Plus:
Remeasurement of carrying value to redemption value	30,328,826
Class A common stock subject to possible redemption as of December 31, 2021	278,760,000
Plus:
Remeasurement of carrying value to redemption value	1,136,011
Class A common stock subject to possible redemption as of September 30, 2022	$279,896,011

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

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

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (59.4)% and 3.5%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0% and 0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of convertible promissory notes and warrant liabilities and derivative asset - forward purchase agreement, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may make

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

Net Income (loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income (loss) per share, or the effects of the convertible promissory note since the exercise of the warrants and conversion of the promissory note is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months		For the Three Months		For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(615,303)	$(153,825)	$1,414,498	$353,625	$6,784,790	$1,696,198	$4,411,438	$1,147,503
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	26,386,813	6,863,736
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$0.05	$0.05	$0.25	$0.25	$0.17	$0.17

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 warrants at a price of $1.00 per warrant in a private placement (the “Private Placement Warrants”) to the Sponsor (the “Private Placement”), generating gross proceeds of $8,700,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (a) one year after the completion of an initial business combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after an initial business combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if (i) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 after the initial business combination or (ii) if the Company consummates a transaction after the initial business combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

Promissory Note - Related Party

On August 10, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $195,000 was repaid at the closing of the Initial Public Offering on January 12, 2021.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Sponsor Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Sponsor Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Sponsor Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. Except for the foregoing, the terms of such Sponsor Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Sponsor Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Sponsor Working Capital Loans may be convertible into warrants of the post-initial business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On March 22, 2022, the Company entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial business combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, the Company entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan,” together with the March Sponsor Working Capital Loan, the “Sponsor Working Capital Loans”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, the Company drew $370,000 from the July Sponsor Working Capital Loan, which has not yet been repaid as of September 30, 2022.

The fair value option was elected (see Note 9) and, as such, the fair value of the Sponsor Working Capital Loans is shown on the balance sheet as $41,200.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2022 and September 30, 2021, the Company incurred expenses of $30,000 and $30,000, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company incurred expenses of $90,000 and $78,000, respectively. These expenses are recorded in Accrued expenses in the balance sheets.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $5,520,000 in the aggregate. In addition, $0.375 per Unit, or $10,350,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Private Placement Warrants

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial business combination and they will not be redeemable so long as they are held by the Company’s Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

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

At September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, including 27,600,000 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$280,524,996	$280,524,996	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,380,000	$1,380,000	$—	$—
Warrant liability – Private Placement Warrants	$870,000	$—	$870,000	$—
Convertible promissory note - related party	$41,200	$—	$—	$41,200

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$278,820,318	$278,820,318	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,900,000	$6,900,000	$—	$—
Warrant liability – Private Placement Warrants	$4,350,000	$—	$4,350,000	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.10 and $0.50 per warrant as of September 30, 2022 and December 31, 2021, respectively.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At January 12, 2021
(Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing an initial business combination	90.0%
Expected life of the option to convert (in years)	6.6
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.8%
Fair value of warrants	$0.96

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of September 30,	As of December 31,	As of September 30,
	2021	2021	2022
Stock price	9.86	$9.89	$9.97
Strike price	11.50	$11.50	$11.50
Probability of completing an initial business combination	100.0%	100.0%	8.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.9	5.6	5.3
Volatility	10.5%	8.7%	10.0%
Risk-free rate	1.1%	1.3%	4.1%
Fair value of warrants	$0.65	$0.50	$0.10

The convertible promissory notes - related party were valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair values of the convertible promissory notes - related party were based on the following significant inputs:

	As of March 2, 2022	As of March 25, 2022	As of July 21, 2022	As of
	(Initial Measurement)	(Initial Measurement)	(Initial Measurement)	September 30, 2022
Warrant price	$0.22	$0.23	$0.14	$0.10
Conversion price	$1.00	$1.00	$1.00	$1.00
Expected term	0.45	0.38	0.48	0.28
Warrant volatility	79.0%	77.0%	152.9%	302.9%
Risk free rate	0.6%	0.8%	2.9%	3.4%
Discount rate	3.91%	4.96%	6.44%	9.00%
Probability of completing an initial business combination	25.0%	21.0%	11.0%	8.0%
Fair value convertible promissory note - related party	$24,600	$10,300	$39,700	$41,200

The Company recognized a gain on the change in fair value of the initial convertible promissory note - related party of $17,200 and $33,400 in the condensed statement of operations for the three and nine months ended September 30, 2022, respectively.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

The following tables present the changes in the fair value of warrant liabilities:

	Private	Public	Warrant
	Placement	Warrants	Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at January 12, 2021	8,352,000	13,248,006	21,600,006
Change in valuation inputs or other assumptions	(2,697,000)	(4,278,006)	(6,975,006)
Fair value as of September 30, 2021	$5,655,000	$8,970,000	$14,625,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $2,112,000 and $6,975,006 within the change in fair value of warrant liabilities in the condensed statements of operating during the three and nine months ended September 30, 2021, respectively.

	Private	Public	Warrant
	Placement	Warrants	Liabilities
Fair value as of December 31, 2021	$4,350,000	$6,900,000	$11,250,000
Change in valuation inputs or other assumptions	(2,436,000)	(3,864,000)	(6,300,000)
Fair value as of March 31, 2022	1,914,000	3,036,000	4,950,000
Change in valuation inputs or other assumptions	(1,218,000)	(1,932,000)	(3,150,000)
Fair value as of June 30, 2022	696,000	1,104,000	1,800,000
Change in valuation inputs or other assumptions	174,000	276,000	450,000
Fair value as of September 30, 2022	$870,000	$1,380,000	$2,250,000

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $450,000 and a gain in the change of the fair value of warrant liabilities of $9,000,000 in the condensed statements of operations during the three and nine months ended September 30, 2022, respectively.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at August 10, 2020 (inception)	$—
Initial measurement of Public Warrants and Private Placement Warrants as of January 12, 2021	21,600,006
Change in fair value	(8,550,006)
Transfer of Public Warrants to Level 1 measurement	(8,004,000)
Transfer of Private Placement Warrants to Level 2 measurement	(5,046,000)
Fair value at December 31, 2021	—
Initial measurement of draw on convertible promissory note - related party on March 2, 2022	24,600
Initial measurement of draw on convertible promissory note - related party on March 25, 2022	10,300
Change in fair value	(5,400)
Fair value as of March 31, 2022	29,500
Change in fair value	(10,800)
Fair value as of June 30, 2022	18,700
Change in fair value	21,000
Fair value as of July 21, 2022 (Initial Measurement)	39,700
Change in fair value	1,500
Fair value as of September 30, 2022	$41,200

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

Business Combination Agreement

On October 20, 2022, Tastemaker Acquisition Corp., Quality Gold Holdings, Inc., a Delaware corporation, Tastemaker Merger Sub, Inc., a Delaware corporation, QGM Merger Sub, Inc., an Ohio corporation, J&M Merger Sub, Inc., a Delaware corporation, L&L Merger Sub, Inc., an Ohio corporation, Quality Gold Merger Sub, Inc., an Ohio corporation, Quality Gold, Inc., an Ohio corporation, QGM, LLC, an Ohio limited liability company, J & M Group Holdings Inc., a Delaware corporation and L & L Group Holdings, LLC, an Ohio limited liability company, entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), pursuant to which Tastemaker and the Quality Gold Companies will enter into a business combination. Capitalized terms used in this Note 10 but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

Support Agreement

In connection with the execution of the Business Combination Agreement, Tastemaker entered into a Support Agreement with Michael Langhammer, the Michael J. Langhammer Irrevocable Family Trust, the Michelle C. Langhammer Irrevocable Trust, Jason Langhammer, the Jason A. Langhammer Irrevocable Family Trust, and the Langhammer Children Irrevocable Trust (collectively, the “Support Shareholders”). Pursuant to the Support Agreement, each Support Shareholder, as an equityholder of the Quality Gold Companies, agreed, with respect to each Quality Gold Company, to vote at any meeting of the equityholders of such Quality Gold Company, and in any action by written consent of the equityholders of such Company, all of such Support Shareholder’s Quality Gold Company Shares (a) in favor of the approval and adoption of the Business Combination Agreement and related transaction documents, including the Mergers, (b) in favor of any matter reasonably necessary to the consummation of the Business Combination and considered and voted upon by the equityholders of such Quality Gold Company, (c) in favor of any proposal to adjourn or postpone to a later date any meeting of the equityholders of such Quality Gold Company at which any of the foregoing matters are submitted for consideration and vote of the equityholders of such Quality Gold Company if there are not sufficient votes for approval of any such matters on the date on which the meeting is held, and (d) against at any action, agreement or transactions (other than the Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent, impede, delay or adversely affect in any material respects the transactions contemplated by the Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Business Combination to be consummated.

Additionally, each of the Support Shareholders has agreed (i) not to, among other things, sell, assign, transfer, or dispose of any of the Quality Gold Company Shares they hold, (ii) to repay in full, at or prior to the Effective Time, any indebtedness owed by such Support Shareholder to any Quality Gold Company and their respective subsidiaries and (iii) indemnify the Quality Gold Companies and their respective subsidiaries for certain tax liabilities, if incurred.

Each Support Shareholder has also agreed to terminate all agreements between itself or any of its affiliates and any of the Quality Gold Companies and their respective subsidiaries, subject to certain exceptions.

Sponsor Support and Waiver Letter Agreement

Concurrently with the execution of the Business Combination Agreement, Quality Gold entered into the Sponsor Support and Waiver Letter Agreement with the Sponsor, pursuant to which the Sponsor has agreed to vote all of its shares of Tastemaker Class A Common Stock and Class B common stock, par value $0.0001 per share, of Tastemaker (together with the Tastemaker Class A Common Stock, the “Tastemaker Common Stock”) (a) in favor of the approval and adoption of the Business Combination Agreement and other transaction documents, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement, and (c) against at any action, agreement or transactions (other than the Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent or materially delay the transactions contemplated by the Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Business Combination to be consummated.

Immediately upon the occurrence of Effective Time, (i) the Sponsor will automatically forfeit up to 2,070,000 shares of New Parent Common Stock, and such shares will be cancelled and no longer outstanding and (ii) 2,070,000 shares of New Parent Common Stock issuable to the Sponsor will be subjected to certain restrictions pending the achievement of certain price targets or other triggers pursuant

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER  30, 2022

(UNAUDITED)

to the Business Combination Agreement. For more information about the Sponsor’s right to receive the Deferred Sponsor Shares, see the section entitled “Consideration—Forfeiture and Deferral of New Parent Equity.” The number of forfeited shares of New Parent Common Stock described in clause (i) of the preceding sentence will be reduced by (i) the number of shares of Tastemaker Common Stock and (ii) one-third of the number of Tastemaker private placement warrants, in each case, that are transferred by the Sponsor or its affiliates to facilitate any private placement of equity securities of Tastemaker or New Parent, any non-redemption agreement, or any similar arrangement, in each case, approved by the Quality Gold Companies. In addition, the Sponsor has agreed, immediately following the Effective Time, to transfer 2,610,000 private placement warrants of New Parent to the equityholders of the Quality Gold Companies, in accordance with the Allocation Schedule, for no consideration.

As contemplated by the Business Combination Agreement, New Parent will enter into the Registration Rights and Lock-Up Agreement at the closing of the Business Combination. Additionally, effective as of the closing of the Business Combination, Tastemaker, New Parent, and Continental Stock & Trust Company, as warrant agent, will enter into the Warrant Amendment, which will amend the Warrant Agreement entered into in connection with Tastemaker’s initial public offering.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On October 20, 2022, the Company, Quality Gold Holdings, Inc., a Delaware corporation, Tastemaker Merger Sub, Inc., a Delaware corporation, QGM Merger Sub, Inc., an Ohio corporation, J&M Merger Sub, Inc., a Delaware corporation, L&L Merger Sub, Inc., an Ohio corporation, Quality Gold Merger Sub, Inc., an Ohio corporation, Quality Gold, Inc., an Ohio corporation (“Quality Gold”), QGM, LLC, an Ohio limited liability company (“QGM”), J & M Group Holdings Inc., a Delaware corporation (“J&M”) and L & L Group Holdings, LLC, an Ohio limited liability company (“L&L” and, together with Quality Gold, QGM and J&M, each, a “Quality Gold Company” and, collectively, the “Quality Gold Companies”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) pursuant to which the Company and the Quality Gold Companies will enter into a business combination.

For a more detailed description of the Business Combination Agreement and the transactions contemplated therein, see the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 10, 2020 (inception) through September 30, 2022 were formation and operational activities, and since the closing of the Initial Public Offering, those related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $769,128, which resulted primarily from an gain on investments held in Trust Account of $1,415,358, interest income of $2, and a change in fair value of convertible promissory note - related party of $17,200, partially offset by a loss on change in fair value of warrant liabilities for $450,000, income tax expense of $286,673, and a loss from operations for $1,465,015.

For the three months ended September 30, 2021, we had a net loss of $1,768,123, which resulted primarily from a gain on the change in fair value of warrant liabilities of $2,112,000 and interest income of $7,190, offset by a loss from operations of $351,067.

For the nine months ended September 30, 2022, we had a net income of $8,480,988, which primarily resulted from a gain in the change in fair value of warrant liabilities of $9,000,000, an gain on investments held in the trust account for $1,833,426, a gain in the change in fair value of the convertible promissory note to a related party for $33,400, and interest income of $3, partially offset by a loss from operations for $2,078,120 and income tax expense of $307,721.

For the nine months ended September 30, 2021, we had a net income of $5,558,941, which primarily resulted from a gain in the change in fair value of warrant liabilities of $6,975,006, an gain on investments held in the trust account for $20,871, interested income of $32,368, partially offset by a loss from operations for $1,469,304.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $610,156, which was primarily due to change in fair value of warrant liabilities of $9,000,000, and an gain on investments held in the Trust Account of $1,833,426, offset by net income of $8,480,988, changes in operating assets and liabilities of $1,775,682, and a change in fair value of convertible promissory note - related party of $33,400.

For the nine months ended September 30, 2021, net cash used in operating activities was $901,635, which was primarily due to change in fair value of warrant liabilities of $6,975,006, gain on investments held in Trust Account of $20,871, interest income on investments held in Trust Account of $32,343, changes in operating assets and liabilities of $168,983, offset by net income of $5,558,941, and expensed offering costs on issuance of Public Warrants of $736,627.

For the nine months ended September 30, 2022, net cash provided by investing activities was $128,748, which resulted from proceeds from the trust account to pay for franchise taxes.

Net cash used in investing activities for the nine months ended September 30, 2021 was $278,760,000 which was a result of a cash deposited into the Trust Account.

For the nine months ended September 30, 2022, net cash provided from financing activities was $520,000 which was a result of proceeds from convertible promissory notes.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $279,970,523 was comprised of $270,480,000 in proceeds from initial public offering, net of underwriter’s discount paid, $8,700,000 for proceeds from the sale of private placement warrants, $1,352,400 for reimbursed offering costs partially offset by $366,877 in offering costs paid and repayment of promissory note for $195,000.

As of September 30, 2022 and December 31, 2021, we had cash of $219,812 and $181,220 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On March 22, 2022, we entered the March Sponsor Working Capital Loan in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial business combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Promissory Note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Further, on July 21, 2022, we entered into the July Sponsor Working Capital Loan in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, we drew $370,000 from the July Sponsor Working Capital Loan, which has not yet been repaid as of September 30, 2022.

We anticipate that the cash held outside of the Trust Account as of September 30, 2022, will be not sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that an initial business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern from the date that the financial statements are released to January 12, 2023, the date at which the Company must complete an initial business combination, which is less than one year from the issuance of the financial statements. If an initial business combination is not consummated by January 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the business combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000 under this agreement.

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $5,520,000 in the aggregate. In addition, $0.375 per Unit, or $10,350,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Convertible Note - Related Party

On March 22, 2022, the Company entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial business combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, the Company the Company entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan,” together with the March Sponsor Working Capital Loan, the “Sponsor Working Capital Loans”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, the Company drew $370,000 from the promissory note, which has not yet been repaid as of September 30, 2022.

The fair value option was elected (see Note 9) and, as such, the fair value of both of the Sponsor Working Capital Loans is shown on the balance sheet as $41,200.

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

Convertible Promissory Note - Related Party

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $2,250,000 and $11,250,000, respectively.

Common stock subject to possible redemption

All of the 27,600,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the Company’s restatement of its January 12, 2021, March 31, 2021, and June 30, 2021 financial statements relating to the accounting for complex financial instruments, the inaccurate reporting of period end accruals on the Company’s June 30, 2022 financial statements, and inaccurate reporting of complex financial instruments on the Company’s September 30, 2022 financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of September 30, 2022, the material weaknesses had not been remediated.

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

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on October 2, 2020, as amended, and declared effective on January 7, 2021 (File No. 333-249278) (the “Registration Statement”), (ii) Annual Reports on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, March 31, 2022, and June 30, 2022, as filed with the SEC on May 17, 2021, May 17, 2022, August 15, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with an initial business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”)  was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in our ability to complete an initial business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

2.1

Business Combination Agreement, dated as of October 20, 2022, by and among Tastemaker Acquisition Corp., Quality Gold Holdings, Inc., Tastemaker Merger Sub, Inc., QGM Merger Sub, Inc., J&M Merger Sub, Inc., L&L Merger Sub, Inc., Quality Gold Merger Sub, Inc., Quality Gold, Inc., QGM, LLC, J & M Group Holdings Inc. and L & L Group Holdings, LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on October 21, 2022).

10.1

Support Agreement, dated as of October 20, 2022, by and among Tastemaker Acquisition Corp., Michael Langhammer, Jason Langhammer and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on October 21, 2022).

10.2

Sponsor Support and Waiver Letter Agreement, dated as of October 20, 2022, by and among Tastemaker Sponsor LLC and Quality Gold, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on October 21, 2022).

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

Tastemaker Acquisition Corp.

Date: November 10, 2022	By:	/s/ David Pace
Name: David Pace
Title: Co-Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Andrew Pforzheimer
Name: Andrew Pforzheimer
Title: Co-Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer (Principal Financial and Accounting Officer)