Form 10-K
period 2022-12-31
Tastemaker Acquisition Corp.
filed 2023-03-30
CIK 1821606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 001-39858

Tastemaker Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2478126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Madison Avenue, Floor 5 New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 616-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable Warrant	TMKRU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	TMKR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	TMKRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act).    Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was $273,792,000.

As of March 28, 2023, there were 2,926,927 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Quality Gold Business Combination (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation, including any amendment thereto; “anchor investor” are to a qualified institutional buyer who purchased units (as defined below) in the initial public offering (as defined below) and membership interest in our sponsor (as defined below) pursuant to the letter agreement attached as Exhibit 99.3;
●	“anchor founder shares” are to the founder shares (as defined below) purchased by the anchor investor;

●	“anchor warrants” are to the private placement warrants (as defined below) purchased by the anchor investor;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Class A common stock” are to shares of the Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to shares of the Class B common stock of the Company, par value $0.0001 per share;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“Combination Period” are to the period, including one six-month, month-to-month, Extension Period (as defined below) approved at the Extension Special Meeting (as defined below), from the closing of the initial public offering to July 12, 2023, unless an additional Extension Period, is approved by our stockholders, that the Company has to consummate an initial business combination;
●	“Company,” “our Company,” “we,” “us,” “our,” or “Tastemaker” are to Tastemaker Acquisition Corp., a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“equity-linked securities” are to any securities of our Company that are convertible into or exchangeable or exercisable for, common stock of our Company;
●	“Extension Period” refers to any extended time that the Company has to consummate a business combination beyond January 12, 2023 as a result of a stockholder vote to amend our amended and restated certificate of incorporation;
●	“Extension Promissory Note” are to the promissory note in the principal amount of up to $878,078 to the sponsor issued on January 11, 2023 in connection with the additional Extension Period approved at the Extension Special Meeting;
●	“Extension Special Meeting” are to the 2022 special meeting of stockholders held on December 12, 2022 in lieu of the 2022 annual meeting of stockholders;
●	“FASB” are to the Financial Accounting Standards Board;
●	“founder shares” are to the shares of our Class B common stock purchased by our sponsor in the private placement (as defined below) and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Haymaker I” are to Haymaker Acquisition Corp.;
●	“Haymaker II” are to Haymaker Acquisition Corp. II;
●	“Haymaker III” are to Haymaker Acquisition Corp. III;
●	“initial public offering” are to the initial public offering that was consummated by the Company on January 12, 2021;
●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to the loan of up to $300,000 from the sponsor to be used for a portion of the expenses of our initial public offering;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“July Sponsor Working Capital Loan” are to Working Capital Loan in the amount of $375,000 we entered into with the sponsor on July 21, 2022;
●	“management” or our “management team” are to our officers and directors;
●	“March Sponsor Working Capital Loan” are to the Working Capital Loan (as defined below) we entered into with the sponsor on March 22, 2022, in the amount of $150,000, pursuant to which we received proceeds of $150,000;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Merger Subs” are collectively to Tastemaker Merger Sub, Inc., a Delaware corporation, QGM Merger Sub, Inc., an Ohio corporation, J&M Merger Sub, Inc., a Delaware corporation, L&L Merger Sub, Inc., an Ohio corporation and Quality Gold Merger Sub, Inc., an Ohio corporation;
●	“Nasdaq” are to the Nasdaq Capital Market;
●	“New Parent” are to Quality Gold Holdings, Inc., a Delaware corporation;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;
●	“public shares” are to the shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to (i) our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and (ii) any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or permitted transferees following the consummation of our initial business combination;
●	“Quality Gold Business Combination” are to the proposed business combination transactions involving the Company and the Quality Gold Companies (as defined below), including all of the transactions contemplated by the Quality Gold Business Combination Agreement (as defined below);
●	“Quality Gold Business Combination Agreement” are to the business combination agreement (as it may amended, supplemented, or otherwise modified from time to time) entered into on October 20, 2022, by and among the Company, New Parent, the Merger Subs and the Quality Gold Companies (as defined below);
●	“Quality Gold Companies,” collectively, and “Quality Gold Company,” individually, are to Quality Gold, Inc., an Ohio corporation, QGM, LLC, an Ohio limited liability, J & M Group Holdings Inc., a Delaware corporation, and L & L Group Holdings, LLC, an Ohio limited liability;
●	“Quality Gold Registration Statement,” are to the Registration Statement on Form S-4 filed by Quality Gold Holdings Inc. with the SEC on December 23, 2022 (File No. 333-268971), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to certain purchasers, which may include affiliates of our management team, that we may determine to make in connection with financing our initial business combination;
●	“sponsor” are to Tastemaker Sponsor LLC, a Delaware limited liability company and an affiliate of certain members of our management team;
●	“trust account” are to the trust account in which an amount of $278,760,000 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

v

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1.  Business.

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

Our directors have significant experience with acquisitions, divestitures and corporate strategy and implementation, as well as the public markets, which we believe will meaningfully benefit us as we evaluate potential initial business combinations, including the Quality Gold Business Combination (as discussed below), as well as after completing an initial business combination, to the extent they remain on our board of directors following the completion of our initial business combination.

Initial Public Offering and Extension of our Combination Period

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 8,700,000 warrants to our sponsor, Tastemaker Sponsor LLC, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $8,700,000.

A total of $278,760,000, comprised of the net proceeds from the sale of the units in the initial public offering and the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by co-Chief Executive Officers Dave Pace and Andy Pforzheimer, our President, Greg Golkin and our Chief Financial Officer, Chris Bradley, who have many years of experience in the Target Sectors. We must complete our initial business combination by the end of the Combination Period, July 12, 2023, 30 months (including an Extension Period of 6 months as approved at our Extension Special Meeting) from the closing of our initial public offering. If our initial business combination is not consummated by the end of the Combination Period, our existence will terminate, and we will distribute all amounts in the trust account.

We originally had up to 24 months from the closing of our initial public offering, or until January 12, 2023, to consummate an initial business combination. However, at the Extension Special Meeting held on December 12, 2022, our stockholders approved the amendment to the articles of incorporation to extend the end of the Combination Period from January 12, 2023 on a monthly basis to July 12, 2023. In connection with the Extension Special Meeting, stockholders holding 24,673,073 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $251.6 million (approximately $10.20 per share) was removed from the trust account and paid to such holders and approximately $29.8 million remained in the trust account. Following the redemptions, as of December 31, 2022, we had 2,926,927 public shares outstanding.

Quality Gold Business Combination

On October 20, 2022, we entered into Quality Gold Business Combination Agreement with New Parent, the Merger Subs and the Quality Gold Companies, pursuant to which the Company and the Quality Gold Companies will enter into a business combination. The terms of the Quality Gold Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Mergers (as defined below) and the other transactions contemplated thereby, are summarized below. Capitalized terms used in this Report but not otherwise defined herein have the meanings given to them in the Quality Gold Business Combination Agreement.

Structure of the Transaction

The acquisition is structured as a “double dummy” transaction, resulting in the following:

(a)Each of New Parent and the Mergers Subs are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. New Parent is a wholly-owned direct subsidiary of Quality Gold and each Merger Sub is a wholly-owned direct subsidiary of New Parent.
(b)On the Closing Date (as defined below), each of the following transactions will occur contemporaneously: (i) Tastemaker Merger Sub, Inc., a Delaware corporation will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of New Parent (the “First Surviving Company”); (ii) QGM Merger Sub, Inc., an Ohio corporation will merge with and into QGM, LLC, an Ohio limited liability company (“QGM” and the “Second Merger”, respectively), with QGM surviving the Second Merger as a wholly-owned subsidiary of New Parent (the “Second Surviving Company”); (iii) J&M Merger Sub, Inc., a Delaware corporation will merge with and into J & M Group Holdings Inc., a Delaware corporation (“J &M” and the “Third Merger”, respectively), with J & M surviving the merger as a subsidiary of New Parent (the “Third Surviving Company”); (iv) L&L Merger Sub, Inc., an Ohio corporation will merge with and into L & L Group Holdings, LLC, an Ohio limited liability company (“L & L” and the “Fourth Merger”, respectively), with L & L surviving the merger as a subsidiary of New Parent (the “Fourth Surviving Company”); and (v) Quality Gold Merger Sub, Inc., an Ohio corporation will merge with and into to Quality Gold, Inc., an Ohio corporation (respectively “Quality Gold” and the “Fifth Merger,” and together with the First Merger, the Second Merger, the Third Merger and the Fourth Merger, the “Mergers”), with Quality Gold surviving the merger as a subsidiary of New Parent (the “Fifth Surviving Company” and, together with the First Surviving Company, the Second Surviving Company, the Third Surviving Company and the Fourth Surviving Company, the “Surviving Companies”). Following the transactions, the Surviving Companies will be wholly-owned subsidiaries of New Parent.
(c)The Third Merger will terminate the S election of J&M because New Parent, a C corporation, is ineligible to own shares of an S corporation. The portion of J&M’s taxable year ending the day before the Closing Date will be treated as a short taxable year for which J&M is an S corporation; the portion of J&M’s taxable year beginning on the Closing Date will be treated as a short taxable year for which J&M is a C corporation. Likewise, the Fifth Merger will terminate the S election of Quality Gold. The portion of Quality Gold’s taxable year ending the day before the Closing Date will be treated as a short taxable year for which Quality Gold is an S corporation; the portion of Quality Gold’s taxable year beginning on the Closing Date will be treated as a short taxable year for which Quality Gold is a C corporation.

Effect of the Quality Gold Business Combination on Existing Company Equity

Subject to the terms and conditions of the Quality Gold Business Combination Agreement, the Quality Gold Business Combination will result in, among other things, the following:

●	each share of our Class A common stock issued and outstanding immediately prior to the to the date and time at which the Mergers become effective (the “Effective Time”) being automatically converted into the right to receive one validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of New Parent (“New Parent Common Stock”);
●	each of our warrants, each of which is exercisable for one share of Class A common stock at an exercise price of $11.50 per share of Class A common stock, in accordance with its terms, will become exercisable (commencing 30 days after the Closing Date) for one share of New Parent Common Stock (the “New Parent Warrants”); and
●	the sponsor will forfeit up to 2,070,000 shares of New Parent Common Stock, transfer an aggregate of 2,610,000 private placement warrants to the equityholders of the Quality Gold Companies, and subject 2,070,000 Deferred Sponsor Shares (as defined below) to certain restrictions pending the achievement of certain price targets or other triggers pursuant to the Quality Gold Business Combination Agreement (as further described below). See the subsection below entitled “Consideration—Forfeiture and Deferral of New Parent Equity.”

Consideration

Forfeiture and Deferral of New Parent Equity

At the Effective Time, the sponsor will automatically forfeit up to 2,070,000 shares of New Parent Common Stock and, immediately after the Effective Time, will transfer 2,610,000 private placement warrants to equityholders of the Quality Gold Companies. In connection with the closing of the Quality Gold Business Combination (the “Closing” and the date of the Closing, the “Closing Date”), (a) the equityholders of the Quality Gold Companies will subject 11,700,000 newly-issued shares of New Parent Common Stock (the “Deferred Company Shares”) and any Closing Adjustment Deferred Shares (as defined below) and (b) the sponsor will subject 2,070,000 shares of New Parent Common Stock issuable to the sponsor (the “Deferred Sponsor Shares” and, together with the Closing Adjustment Deferred Shares and the Deferred Company Shares, the “Deferred Shares”) to certain restrictions pending the achievement of certain price targets or other triggers pursuant to the Quality Gold Business Combination Agreement.

The Deferred Shares will have voting rights but no right to dividends or distributions until the restrictions have lapsed. One-third of each of the Deferred Company Shares and the Deferred Sponsor Shares will vest upon the occurrence of each of the following events: (i) the first time the closing price of the New Parent Common Stock equals or exceeds $13.00 per share, (ii) the first time the closing price of the New Parent Common Stock equals or exceeds $15.00, and (iii) the first time the closing price of the New Parent Common Stock equals or exceeds $17.00 per share, in each case, for 20 trading days within any 30 consecutive trading day period following the Closing and subject to adjustment if any dividends are paid. All of the Closing Adjustment Deferred Shares, if any are issued, will vest upon the first time the closing price of the New Parent Common Stock equals or exceeds $13.00 per share for 20 trading days within any 30 consecutive trading day period following the Closing and subject to adjustment if any dividends are paid. If a definitive agreement providing for a Change in Control (as defined in the Quality Gold Business Combination Agreement) is entered into, then, effective immediately prior to the closing of such Change in Control, each of the Deferred Company Shares, the Closing Adjustment Deferred Shares and the Deferred Sponsor Shares will vest, unless previously vested. In addition, any unvested Deferred Company Shares, Closing Adjustment Deferred Shares and Deferred Sponsor Shares will vest on the seventh anniversary of the Closing.

Conversion of Quality Gold Company Shares

At the Effective Time, all equity interests in the Quality Gold Companies (the “Quality Gold Company Shares”) issued and outstanding immediately prior to the Effective Time will be cancelled and, subject to the terms of the Quality Gold Business Combination Agreement, converted into the right of the holder thereof to receive the applicable portion of the Merger Consideration (as defined below).

The aggregate consideration to be paid to the equityholders of the Quality Gold Companies in the Mergers (the “Merger Consideration”) will consist of up to $35,000,000 in cash (the “Cash Consideration”), 83,100,000 newly issued shares of New Parent Common Stock (the “Stock Consideration”), the Deferred Company Shares and any Closing Adjustment Deferred Shares, subject to adjustment as described below. The Merger Consideration will be allocated among the Quality Gold Company equityholders according to an allocation schedule setting forth each equityholder’s percentage allocation of the Cash Consideration, Stock Consideration, Deferred Company Shares and any Closing Adjustment Deferred Shares.

If, after giving effect to redemptions of our Class A common stock, (x) the amount of cash in the trust account to be released to the us at the Closing plus (y) the aggregate proceeds to be received pursuant to any private placement of equity interests of us or New Parent plus (z) all funds held outside of the Trust Account and immediately available to us (the sum of clauses (x), (y) and (z), the “Tastemaker Closing Cash”) is less than $27,900,000 (the “Threshold Amount”), then the Cash Consideration will be reduced by the difference between the Threshold Amount and the Tastemaker Closing Cash (the “Cash Consideration Shortfall”), and the Stock Consideration will be increased by a number of shares of New Parent Common Stock equal, in the aggregate, to the quotient of (i) the Cash Consideration Shortfall divided by (ii) $10.10.

The Stock Consideration is also subject to a customary working capital adjustment of up to $10 million, a customary net debt adjustment and an adjustment based on specified expenses incurred by us (the “Closing Adjustment”). The Stock Consideration will be adjusted upwards (if the Closing Adjustment is positive) or downwards (if the Closing Adjustment is negative) by a number of shares of New Parent Common Stock equal to (x) the Closing Adjustment divided by (y) $10.10. In addition, if the working capital adjustment exceeds $10 million, then the total amount of Deferred Company Shares will be increased by a number of shares equal to (x) such excess amount divided by (y) $10.10 (the “Closing Adjustment Deferred Shares”). Further, the equityholders of the Quality Gold Companies may elect, by written notice delivered to the Company at least two days prior to the Closing Date, to reduce the Cash Consideration (after taking into account any Cash Consideration Shortfall), in which case the Stock Consideration will be increased by a number of shares of New Parent Common Stock equal to the quotient of (x) such reduction in the Cash Consideration divided by (y) $10.10.

Listing of New Parent Common Stock

Shares of New Parent Common Stock and New Parent Warrants are expected to be listed on the Nasdaq Capital Market upon the Closing.

Representations and Warranties and Covenants

The Quality Gold Business Combination Agreement contains customary representations, warranties and covenants of (a) the Company and (b) the Quality Gold Companies and their respective subsidiaries, including New Parent and the Merger Subs, in each case, relating to, among other things, their business, operations, ability to enter into the Quality Gold Business Combination Agreement and their outstanding capitalization.

Conditions to Closing of the Quality Gold Business Combination

Consummation of the transactions contemplated by the Quality Gold Business Combination Agreement is subject to customary conditions of the respective parties, and conditions customary to SPACs, including the approval of our stockholders.

The obligations of us, the Quality Gold Companies, the Company, New Parent and the Merger Subs to consummate the Quality Gold Business Combination are subject to the satisfaction or waiver (where permissible) by us and the Quality Gold Companies of the following conditions: (a) approval from our stockholder meeting on certain proposals must have been received by us, (b) no governmental authority has enacted, issued, promulgated, enforced or entered in any law, rule, regulation, judgment, decree, writ, injunction, determination, order or award which is then in effect and has the effect of making the Quality Gold Business Combination illegal or otherwise prohibiting consummation of the Quality Gold Business Combination, (c) all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) must have been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Mergers under the HSR Act must have expired or terminated, (d) the consents, approvals and authorizations legally required to be obtained to consummate the Quality Gold Business Combination must have been obtained and made, (e) certain third-party consents, approvals and authorizations required to be obtained to consummate the Quality Gold Business Combination must have been obtained, (f) (A) the shares of New Parent Common Stock issuable in connection with the Quality Gold Business Combination have been duly authorized by the New Parent board of directors and New Parent’s organizational documents and (B) New Parent must satisfy any applicable initial and continuing listing requirements of Nasdaq, New Parent must not have received any notices of non-compliance therewith, and the shares of New Parent Common Stock must have been approved for listing on Nasdaq, and (g) the Quality Gold Registration Statement must have become effective, no stop order has been issued by the SEC and remains in effect and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending.

Termination

The Quality Gold Business Combination Agreement may be terminated at any time prior to the Effective Time, as follows:

(a)By mutual written consent of the us and Quality Gold;
(b)By either us or Quality Gold if the Effective Time has not occurred on or before April 20, 2023 (the “Outside Date”); provided that the Outside Date will be automatically extended without any further action by any party until June 20, 2023 if the Quality Gold Registration Statement has not been declared effective by the SEC prior to February 14, 2023; provided, further, that the Quality Gold Business Combination may not be terminated by or on behalf of any party that is in breach or violation of any representation, warranty, covenant, agreement or obligation contained in the Quality Gold Business Combination Agreement and such breach or violation is the primary cause of the failure of a condition set forth in Article VIII of the Quality Gold Business Combination Agreement to be satisfied on or prior to the Outside Date;
(c)By either us or Quality Gold if any governmental authority enacted, issued, promulgated, enforced or entered any statute, rule, regulation, injunction, order, decree or ruling (whether temporary, preliminary or permanent) which has become final and non-appealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions, including the Mergers;
(d)By either us or Quality Gold if the stockholder approval is not adopted and approved by the requisite stockholders at our stockholders’ meeting;
(e)By us upon a breach of any representation, warranty, covenant or agreement on the part of any of the Quality Gold Companies, New Parent and the Merger Subs set forth in the Quality Gold Business Combination Agreement, or if any representation or warranty of any of the Quality Gold Companies has become untrue, in either case such that the conditions set forth in Section 8.02(a) or Section 8.02(b) of the Quality Gold Business Combination Agreement would not be satisfied (“Terminating Company Breach”); provided, that the Company has not waived such Terminating Company Breach and we are not then in breach of any representation, warranty, covenant or agreement on our part set forth in the Quality Gold Business Combination Agreement such that the conditions set forth in Section 8.03(a) or Section 8.03(b) of the Quality Gold Business Combination Agreement would not be satisfied; provided, however, that, if such Terminating Company Breach is curable by the Quality Gold Companies, New Parent or the Merger Subs, the Company may not terminate the Quality Gold Business Combination Agreement pursuant to a Terminating Company Breach unless such breach is not cured by the earlier of (i) 30 days after written notice of such breach is provided by the Company to the Quality Gold Companies; and (ii) the Outside Date; or
(f)By Quality Gold upon a breach of any representation, warranty, covenant or agreement on our part set forth in the Quality Gold Business Combination Agreement, or if any representation or warranty of ours has become untrue, in either case such that the conditions set forth in Section 8.03(a) and Section 8.03(b) of the Quality Gold Business Combination Agreement would not be satisfied (“Terminating Tastemaker Breach”); provided, that Quality Gold has not waived such Terminating Tastemaker Breach and the Quality Gold Companies, New Parent and the Merger Subs are not then in breach of any representation, warranty, covenant or agreement on the part of the Quality Gold Companies, New Parent or the Merger Subs set forth in the Quality Gold Business Combination Agreement such that the conditions set forth in Section 8.02(a) and Section 8.02(b) of the Quality Gold Business Combination Agreement would not be satisfied; provided, however, that, if such Terminating Tastemaker Breach is curable by Tastemaker, Quality Gold may not terminate the Quality Gold Business Combination Agreement pursuant to a Terminating Tastemaker Breach unless such breach is not cured by the earlier of (i) 30 days after written notice of such breach is provided by the Quality Gold Companies to Tastemaker; and (ii) the Outside Date.

A copy of the Quality Gold Business Combination Agreement is filed with this Report as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Quality Gold Business Combination Agreement is qualified in its entirety by reference to the exhibit.

Certain Related Agreements

Support Agreement

In connection with the execution of the Quality Gold Business Combination Agreement, we entered into the Support Agreement with Michael Langhammer and Jason Langhammer and entities controlled by such individuals that currently own equity interests in any of the Quality Gold Companies (including trusts for the benefit of any family member of the foregoing) (collectively, the “Key Quality Gold Equityholders”). Pursuant to the Support Agreement, each Key Quality Gold Equityholder, as an equityholder of the Quality Gold Companies, agreed to vote at any meeting of the equityholders of such Quality Gold Company, and in any action by written consent of the equityholders of each Quality Gold Company, all of such Key Quality Gold Equityholder’s Quality Gold Company Shares:

●	in favor of the approval and adoption of the Quality Gold Business Combination Agreement and related transaction documents, including the Mergers,
●	in favor of any matter reasonably necessary to the consummation of the Quality Gold Business Combination and considered and voted upon by the equityholders of the Quality Gold Company,
●	in favor of any proposal to adjourn or postpone to a later date any meeting of the equityholders of such Quality Gold Company at which any of the foregoing matters are submitted for consideration and vote of the equityholders of the Quality Gold Company if there are not sufficient votes for approval of any such matters on the date on which the meeting is held, and
●	against at any action, agreement or transactions (other than the Quality Gold Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent, impede, delay or adversely affect in any material respects the transactions contemplated by the Quality Gold Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Quality Gold Business Combination to be consummated.

Additionally, each of the Key Quality Gold Equityholders has agreed (i) not to, among other things, sell, assign, transfer, or dispose of any of the Quality Gold Company Shares they hold, (ii) to repay in full, at or prior to the Effective Time, any indebtedness owed by the Key Quality Gold Equityholder to any Quality Gold Company and its respective subsidiaries and (iii) indemnify the Quality Gold Companies and their respective subsidiaries for certain tax liabilities, if incurred.

Each Key Quality Gold Equityholder has also agreed to terminate all agreements between itself or any of its affiliates and any of the Quality Gold Companies and their respective subsidiaries, subject to certain exceptions.

Sponsor Support and Waiver Letter Agreement

Concurrently with the execution of the Quality Gold Business Combination Agreement, Quality Gold entered into the Sponsor Support and Waiver Letter Agreement with the sponsor, pursuant to which the sponsor has agreed to vote all of its shares of our common stock (a) in favor of the approval and adoption of the Quality Gold Business Combination Agreement and other transaction documents, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Quality Gold Business Combination Agreement, and (c) against at any action, agreement or transactions (other than the Quality Gold Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent or materially delay the transactions contemplated by the Quality Gold Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Quality Gold Business Combination to be consummated.

At the Effective Time, the sponsor will automatically forfeit up to 2,070,000 shares of New Parent Common Stock and, immediately after the Effective Time, will transfer 2,610,000 private placement warrants to equityholders of the Quality Gold Companies. In connection with the Closing, the sponsor will subject 2,070,000 Deferred Sponsor Shares to certain restrictions pending the achievement of certain price targets or other triggers pursuant to the Quality Gold Business Combination Agreement. For more information, see the section above entitled “Consideration—Forfeiture and Deferral of New Parent Equity.” The number of forfeited shares of New Parent Common Stock described above will be reduced by (i) the number of founder shares and (ii) one-third of the number of our private placement warrants, in each case, that are transferred by the sponsor to facilitate any private placement of our equity securities or those of New Parent, any non-redemption agreement, or any similar arrangement, in each case, approved by the Quality Gold Companies.

Copies of the Support Agreement and Sponsor Support and Waiver Letter Agreement are filed with this Report as Exhibits 10.11 and 10.12 respectively, and are incorporated herein by reference. The foregoing descriptions of the Support Agreement and Sponsor Support and Waiver Letter Agreement are qualified in their entirety by reference to those exhibits.

As contemplated by the Quality Gold Business Combination Agreement, New Parent will also enter into a registration rights and lock-up agreement at the closing of the Quality Gold Business Combination. Additionally, effective as of the closing of the Quality Gold Business Combination, the Company, New Parent, and Continental, as warrant agent, will enter into the warrant assignment, assumption and amendment agreement, which will amend the Warrant Agreement we entered into with Continental in connection with our initial public offering.

Other than as specifically discussed, this Report does not assume the closing of the Quality Gold Quality Gold Business Combination.

Our Management Team

Our management team brings a unique combination of executive, operating, investing, financial and transactional experience across the Target Sectors. Messrs. Pace and Pforzheimer are highly experienced restaurant executives and operators, with strong track records driving growth and stockholder value with several of the nation’s leading brands. Messrs. Golkin and Bradley have extensive mergers and acquisitions, public and private capital markets, transaction structuring and strategy consulting experience. Mr. Bradley also has specific experience with SPACs as Chief Financial Officer of Haymaker I, Haymaker II, Haymaker III and AF Acquisition Corp.

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

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, continue to build and expand a growth-oriented company in the Target Sectors, such as the Quality Gold Companies, that complements the experience of our management team and can benefit from our operational, finance and capital markets experience. Our business combination strategy leverages the network of our management team for proprietary and other transaction sources where we believe a combination of our relationships, knowledge and experience could effect a positive transformation and expansion of existing businesses to significantly drive stockholder value.

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

This network has been developed through us having:

●	extensive experience in both operating and investing in public and private companies in the Target Sectors;

●	track records in marketing and growing companies through driving profitable revenue and unit growth, optimizing unit economics, employing omni-channel business models, leveraging franchising, increasing brand awareness and customer engagement, and deploying technology;
●	longstanding relationships with a wide variety of potential sellers, including founders, financial sponsors and management teams of potential target companies; and
●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses under varying economic and financial market conditions.

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

In addition, drawing on their extensive investing and operating experiences, our leadership and overall team anticipates tapping four major sources of deal flow:

●	directly identifying attractive growth-oriented companies and potentially undervalued opportunities through primary research into industries and companies;
●	receiving information from our relationships and contacts about potentially attractive situations;
●	contact from securities broker-dealers’ research, sales, trading or investment banking department offering or identifying businesses seeking a combination or added value that matches our strengths; or
●	inbound opportunities from a company or existing stakeholders seeking a combination, including sales, mergers and corporate divestitures.

Our Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses including the Quality Gold Companies. While we have used and will continue to use these criteria and guidelines in evaluating initial business combination opportunities, including the Quality Gold Business Combination, we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. We intend to acquire companies that we believe:

●	have strong and differentiated brands, strong unit economics and market share, exceptional management teams and significant growth prospects;
●	would benefit from our extensive networks and insights within the Target Sectors, and leverage our transaction and capital markets expertise;
●	are fundamentally sound companies that may benefit from capital and public company catalysts, or that may be currently underperforming their potential for various reasons and offer a compelling value;
●	can benefit from a strategic partnership with our management team to achieve long-term strategic success and operational excellence;
●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital or recapitalization to achieve the given company’s growth strategy;

●	will offer an attractive risk-adjusted return for our stockholders; and
●	will have an expected enterprise value, at the time of our initial business combination, of approximately $400 million to $1 billion.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the Quality Gold Registration Statement.

Our Acquisition Process

In evaluating a prospective target business, such as the Quality Gold Companies, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. While the Quality Gold Companies are not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the Quality Gold Business Combination and we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that our initial business combination is fair to us from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she has honored and will continue to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and independent directors may become officers or directors of another SPAC with a class of securities registered or intended to be registered under the Exchange Act, even before we have completed our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of the Quality Gold Companies was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses, including the Quality Gold Companies. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “Quality Gold Business Combination” above for more information regarding such an exchange in the Quality Gold Business Combination. Although there are various costs and obligations associated with being a public company, we believe target businesses, such as the Quality Gold Companies, will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination, such as the Quality Gold Business Combination, is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 12, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than$1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds$700 million as of the end of that year’s second fiscal quarter.

Financial Position

As of December 31, 2022, the Company had approximately $30,312,244 held in the trust account and $40,801 held outside the trust account available for a business combination (assuming no redemptions in connection with a business combination, after payment of up to $10,350,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination). As such, we offer a target business, such as the Quality Gold Companies, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We have received and may continue to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our management team, as well as some of their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. While the Quality Gold Companies are not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the Quality Gold Business Combination and we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Lack of Business Diversification

We may complete our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of the Quality Gold Companies, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the Quality Gold Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Quality Gold Business Combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business or that they will remain in senior management or advisory positions with the combined company. The determination as to whether any members of our management team will remain with the combined company will be made at the time of our initial business combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule (as is the case for the Quality Gold Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rules will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

See “Quality Gold Business Combination” above for more information regarding the requisite approvals needed in the Quality Gold Business Combination.

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

Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from purchasing our securities during certain blackout periods and when they are in possession of any material non-public information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1plan, as such purchases will be dependent upon several factors, including, but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1plan or determine that such a plan is not necessary.

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

See “Quality Gold Business Combination” above for more information regarding such purchases in connection with the Quality Gold Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination, such as the Quality Gold Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2022, was approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

See “Quality Gold Business Combination” above for more information regarding the additional agreements entered into in connection with the Quality Gold Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, such as the Quality Gold Business Combination, or (ii) by means of a tender offer if the Quality Gold Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted by the stockholders at a duly held stockholders meeting are voted to approve the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers and directors will count toward this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of December 31, 2022, after accounting for the redemption of public shares in connection with the approval of the additional Extension Period at the Extension Special Meeting, the sponsor owns 70.2% of the issued and outstanding shares of common stock. Accordingly, the sponsor will have the ability, voting on its own, to satisfy quorum requirements and to approve an initial business combination, and none of our public shares will need to vote in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

See “Quality Gold Business Combination” above for more information regarding the requisite approvals needed for the Quality Gold Business Combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the Quality Gold Business Combination is not completed, we may continue to try to complete a different business combination until July 12, 2023 or during any additional Extension Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until July 12, 2023 to complete our initial business combination. If we have not completed our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we liquidate. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination prior to the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period, unless we provide our public stockholders with the opportunity to redeem their public shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares.

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

We expect to use the amounts held outside the trust account ($40,801 as of December 31, 2022) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to the end of the Combination Period, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of our initial public offering.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($40,801 as of December 31, 2022) to pay any such potential claims but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only on the earliest of (a) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to certain limitations, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we have not completed our business combination prior to the end of the Combination Period, subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Competition

In identifying, evaluating and selecting a target business, such as the Quality Gold Companies, for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Employees

We have five officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full- time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, have contained and will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business, such as the Quality Gold Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with GAAP and the historical financial statements may be required to be audited in accordance with PCAOB standards. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP and PCAOB standards or that the potential target business will be able to prepare its financial statements in accordance with GAAP and PCAOB standards. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	If the Quality Gold Business Combination is not consummated, we may not be able to select an appropriate target business or businesses and complete our initial business combination within the Combination Period, including the Quality Gold Business Combination.
●	Our public stockholders may not be afforded an opportunity to vote on our initial proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our sponsor contributed $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target if the Quality Gold Business Combination is not consummated or to consummate an initial business combination.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our expectations around the performance of a prospective target business or businesses, such as the Quality Gold Companies, may not be realized.

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination.
●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.
●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption.
●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination.
●	Trust account funds may not be protected against third party claims or bankruptcy.
●	An active market for our public securities may not develop and you will have limited liquidity and trading.
●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination.
●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.20 per share.
●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	In March 2022, the SEC has issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.
●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company.
●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have converted all of the Company’s investments in the trust account into cash, which will remain in the trust account, as of the 24-month anniversary of the effective date of our IPO Registration Statement until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.
●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.
●	Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.
●	A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	If the Quality Gold Business Combination is not consummated within the Combination Period, and the funds held outside of our trust account are insufficient to allow us to operate until the end of the Combination Period, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected.
●	There is substantial doubt about our ability to continue as a “going concern”.
●	Our ability to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Quarterly Reports on Form10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022, filed with the SEC on May 17, 2022, August 15, 2022 and November 10, 2022, respectively, and (iii) Definitive Proxy Statement on Schedule 14A filed with the SEC on November 18, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination.

For a description of risks relating to the Quality Gold Companies and the Quality Gold Business Combination, please see the Quality Gold Registration Statement. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently maintain our executive offices at 501 Madison Avenue, 5thFloor, New York, NY 10019. Our telephone number is (212) 616-9600. Our executive offices are provided to us by our sponsor. Since January 7, 2021, we have paid our sponsor a total of

$10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceeding.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.  Mine Safety Disclosure.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “TMKRU,” “TMKR” and “TMKRW,” respectively. Our units commenced public trading on January 8, 2021, and our public shares and public warrants commenced separate public trading on March 1, 2021.

(b) Holders

On March 28, 2023, there was 1 holder of record of our units, 1 holder of record of shares of our Class A common stock and 2 holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 29, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Extension Special Meeting, stockholders holding 24,673,073 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $251.6 million (approximately $10.20 per share) was removed from the trust account and paid to such holders and approximately $29.8 million remained in the trust account. Following the redemptions, as of December 31, 2022, we had 2,926,927 public shares outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

(d) Maximum
			(c) Total number	number (or
			of shares (or	approximate dollar
	(a) Total		units) purchased	value) of shares (or
	number of		as part of	units) that may yet
	shares (or	(b) Average price	publicly	be purchased under
	units)	paid per share (or	announced plans	the plans or
Period	purchased	unit)	or programs	programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	24,673,073	$10.20	—	—

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated on August 10, 2020 as a Delaware corporation and formed for the purpose of effectuating a business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Quality Gold Business Combination

On October 20, 2022, we entered into Quality Gold Business Combination Agreement with New Parent, the Merger Subs and the Quality Gold Companies, pursuant to which the Company and the Quality Gold Companies will enter into a business combination. The consideration payable under the Quality Gold Business Combination Agreement to the equityholders of the Quality Gold Companies consists of a combination of cash and shares of New Parent and our stockholders and warrant holders will receive shares and warrants of New Parent.

For a more detailed description of the Quality Gold Business Combination Agreement and the transactions contemplated therein, please see “Item 1. Business” and the Quality Gold Registration Statement.

Extension of our Combination Period

We originally had up to 24 months from the closing of our initial public offering, or until January 12, 2023, to consummate an initial business combination. However, at the Extension Special Meeting held on December 12, 2022, our stockholders approved the amendment to the articles of incorporation to extend the end of the Combination Period from January 12, 2023 on a monthly basis to July 12, 2023. In connection with the Extension Special Meeting, stockholders holding 24,673,073 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $251.6 million (approximately $10.20 per share) was removed from the trust account and paid to such holders and approximately $29.8 million remained in the trust account. Following the redemptions, as of December 31, 2022, we had 2,926,927 public shares outstanding.

Recent Developments

On January 11, 2023, we issued the Extension Promissory Note, a promissory note in the principal amount of up to $878,078 to the sponsor, pursuant to which the sponsor agreed to loan the company up to $878,078 in connection with the extension of our time to consummate a business combination from January 12, 2023 on a monthly basis to July 12, 2023.

In connection with the approval of the additional Extension Period at the Extension Special Meeting, we deposited $146,346, or approximately $0.05 per public share that was not redeemed in connection with the Extension Special Meeting, into the trust account in connection with the first drawdown under the Extension Promissory Note. We will continue to deposit an additional $146,346 into the trust account for each calendar month (commencing on January 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, that is needed for us to complete an initial business combination. Such amounts will be distributed either to: (i) holders of shares of Class A common stock upon our liquidation or (ii) holders of shares of Class A common stock who elect to have their shares redeemed in connection with the consummation of our initial business combination. The sponsor or its designee will have the sole discretion whether to continue extending for additional calendar months until July 12, 2023 and if the sponsor determines not to continue extending for additional calendar months, its obligation to make additional advances will terminate.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 10, 2020 (inception) through December 31, 2022 were formation and operational activities, and since the closing of the initial public offering, those related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $7,097,636, which primarily resulted from a gain in the change in fair value of warrant liabilities of $7,875,000, interest income on the trust account of $3,862,680, and interest income on the operating account of $5, partially offset by operating costs of $3,713,371, income tax expense of $723,378, franchise tax expense of $200,000, and a loss on the change in fair value of the convertible promissory note to a related party of $3,300.

For the year ended December 31, 2021, we had net income of $8,634,557, which resulted primarily from a gain on the change in fair value of warrant liabilities of $10,350,006, and interest income of $60,347, partially offset by operating and formation costs of $838,745, franchise tax expense of $200,424, and expensed offering costs of $736,627.

Liquidity and Capital Resources

On January 12, 2021, we consummated our initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $276,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 8,700,000 private placement warrants to the sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $8,700,000.

For the year ended December 31, 2022, net cash used in operating activities was $1,516,908, which was primarily due to operational costs, income taxes, and franchise taxes paid during the period.

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

For the year ended December 31, 2022, net cash provided by investing activities was $252,370,754, which resulted from cash withdrawn from trust account for payment to redeeming stockholders of $251,600,365 and proceeds from the trust account used to pay for franchise and income taxes of $770,389.

For the year ended December 31, 2021, net cash used in investing activities of $278,760,000 was the result of the amount of net proceeds from our initial public offering being deposited to the trust account.

For the year ended December 31, 2022, net cash used in financing activities was $250,994,265, which was a result of payments made to redeeming stockholders of $251,600,365 partially offset by proceeds from convertible promissory notes of $520,000 and proceeds from promissory note of $86,100.

For the year ended December 31, 2021, net cash provided by financing activities of $279,970,523 was comprised of $270,480,000 in proceeds from the issuance of units in our initial public offering net of underwriter’s discount paid, $1,352,400 of reimbursed offering costs, and $8,700,000 in proceeds from the issuance of warrants in a private placement to our sponsor, offset by the payment of $366,877 for offering costs associated with the initial public offering and repayment of the outstanding balance on the IPO Promissory Note to our sponsor of $195,000.

As of December 31, 2022 and 2021, we had cash of $40,801 and $181,220, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We anticipate that the cash held outside of the trust account as of December 31, 2022, will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that an initial business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern from the date that the financial statements are released to July 12, 2023, the date at which we must complete an initial business combination, which is less than one year from the issuance of the financial statements. If an initial business combination is not consummated by July 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A common stock issuable upon the exercise of the private placement warrants) have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

We entered into an agreement, commencing on the effective date of the initial public offering, to pay the sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the business combination or our liquidation, we will cease paying these monthly fees. During the years ended December 31, 2022 and 2021, we incurred expenses of $120,000 and $108,000 under this agreement.

Underwriting Agreement

We granted the underwriters of our initial public offering a 45-day option to purchase up to 3,600,000 additional units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. On January 12, 2021, the underwriters exercised the over-allotment option in full and purchased 3,600,000 units at an offering price of $10.00 per unit, generating additional gross proceeds for us of $36,000,000.

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

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the initial business combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the initial public offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement, dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or common stock New Parent) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the initial business combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the initial business combination.

Vendor Agreements

On September 23, 2022, the Company entered into an agreement with a financial advisor (the “First Financial Advisor”) for capital market advisory services in connection with an initial business combination, pursuant to which the Company will pay the First Financial Advisor a fee of $700,000 contingent upon the successful consummation of the initial business combination.

On October 11, 2022, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for capital market advisory services in connection with an initial business combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $1,000,000 contingent upon the successful consummation of the initial business combination.

Related Party Loans

On March 22, 2022, we entered into the March Sponsor Working Capital Loan with the sponsor in the amount of $150,000, pursuant to which we received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial business combination or (ii) the date our winding up is effective. The unpaid principal balance on the March Sponsor Working Capital Loan may be convertible into warrants at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, we entered into the July Sponsor Working Capital Loan, a separate working capital loan with the sponsor in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the private placement warrants. On July 21, 2022, the Company drew $370,000 from the promissory note, which has not yet been repaid as of December 31, 2022.

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. December 9, 2022, the Company drew $86,100 from the Second Promissory Note, which has not yet been repaid as of December 31, 2022.

The fair value option was elected (see Note 10 of the financial statements and the notes thereto contained elsewhere in this Report) and, as such, the fair value of both of the Sponsor Working Capital Loans is shown on the balance sheets as $77,900.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Convertible Promissory Note - Related Party

We account for the convertible promissory notes in connection with the Sponsor Working Capital Loans under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The accounting treatment of derivative financial instruments required that we record the warrants as derivative liabilities at fair value upon the closing of the initial public offering. As of December 31, 2022 and 2021, we estimated the fair value of the warrant derivative liabilities to be $3,375,000 and $11,250,000, respectively.

Class A Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of Class A common stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

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

As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements and the notes thereto contained elsewhere in this Report.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-28 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our co-Chief Executive Officers and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer (the “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Certifying Officers concluded that, due to the Company’s restatement of its January 12, 2021, March 31, 2021, June 30, 2021, and September 30, 2022 financial statements relating to the accounting for complex financial instruments, and the inaccurate reporting of period end accruals on the Company’s June 30, 2022 financial statements, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022 and 2021.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022 and 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weaknesses described elsewhere in this Report. Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our officers and directors are as follows:

Name	Age	Position
David Pace	63	Co-Chief Executive Officer and Director
Andrew Pforzheimer	61	Co-Chief Executive Officer and Director
Gregory Golkin	38	President and Director
Christopher Bradley	45	Chief Financial Officer and Secretary
Daniel Fleischmann	34	Chief Strategy Officer
Hal Rosser	73	Director
Rick Federico	68	Director
Starlette Johnson	59	Director
Andrew Heyer	65	Director

The experience of our directors and executive officers are as follows:

Dave Pace, our co-Chief Executive Officer and one of our directors since our inception, is a tenured restaurant executive and investor, with over 30 years of public company management experience spanning upscale, casual, fast casual and quick-service restaurant dining. Mr. Pace has served on the Board of Directors of casual dining chain, Red Robin Gourmet Burgers (NASDAQ: RRGB), since August 2019 and was named Board Chairman in November 2019. In addition, Mr. Pace has served as a Director for Authentic Restaurant Brands (privately held) since May of 2022 and as a Director for Farmer Brothers Co. (NASDAQ: FARM) since January of 2023. Previously, Mr. Pace served as President and CEO of Jamba, Inc. (NASDAQ: JMBA) from March 2016 to September 2018, after having served as a board member since 2012. During his tenure with Jamba, Mr. Pace led a turnaround that saw the completion of the company’s refranchising strategy and return to profitability, ultimately resulting in a sale to Roark Capital Group-owned Focus Brands, Inc. Prior to Jamba, Mr. Pace served in a variety of executive roles at Bloomin’ Brands, Inc. (NASDAQ: BLMN), the most recent of which was President of Carrabba’s Italian Grill from 2014 to 2016. During his tenure at Bloomin’ Brands, Mr. Pace also served as Executive Vice President and Chief Resource Officer from 2010 to 2014, where he had responsibility for leading the company’s Real Estate & Restaurant Development and Human Resources teams and oversaw the Fine Dining group. Earlier in his career, Mr. Pace held various management roles at Starbucks Corporation, Yum! Brands and PepsiCo. Mr. Pace received a B.S. from Cornell University. Mr. Pace is well qualified to serve on our board of directors because of his extensive management history and experience in identifying, investing in and building businesses in the restaurant and hospitality industries.

Andy Pforzheimer, our co-Chief Executive Officer and one of our directors since our inception, is a decorated restaurant executive and entrepreneur with over 40 years of experience with growth brands. Mr. Pforzheimer is the co-founder of the highly successful Barcelona and Bartaco brands, of which he was CEO for 22 years from 1996 to 2018. He led several private equity growth rounds before selling the brands to Del Frisco’s Restaurant Group (NYSE: DFRG) for $325 million in June 2018. Mr. Pforzheimer currently serves as an Independent Director and operating advisor for restaurant growth brands owned by L Catterton, Brentwood Associates and Rosser Capital Partners, and as a mentor to emerging-brand CEOs nationally. He is also a Director on the board of US Foods Holding Corp. (NYSE: USFD), the second-largest foodservice distributor in the world, Lead Director at Wisely, Inc., a restaurant technology company serving leading fast casual and full-service restaurant chains across the country, and a Director of Upward Projects, Hickory Tavern Restaurants, and Barcelona Restaurants LLC. Mr. Pforzheimer earned a B.A. from Harvard University. Mr. Pforzheimer is well qualified to serve on our board of directors because of his extensive executive, entrepreneurial and investment experience in the restaurant and restaurant technology industries.

Greg Golkin, our President and one of our directors since our inception, has been the Managing Partner at Kitchen Fund, a leading investor in growth restaurant brands, since 2016. At Kitchen Fund, Mr. Golkin leads a team in identifying investment opportunities, completing due diligence and closing transactions in segment-defining restaurant brands and hospitality technology. Kitchen Fund has completed 14 investments to date across two funds. Previously, Mr. Golkin founded Thinkbinder in 2011, an education technology business focused on distance learning and communication. As CEO, he successfully grew the business and sold the company to Echo360, a global leader in the space, where he then served as Head of Innovation from 2013 to 2016. Prior to Thinkbinder and Echo360, Mr. Golkin was an investor at Maverick Capital, where he covered small cap public market consumer businesses, with a focus on the shifting preferences in the food sector, and an investment banker on the Technology, Media and Telecom team at Goldman Sachs & Co. Mr. Golkin received a B.S. in Economics from the University of Pennsylvania’s Wharton School. Mr. Golkin is well qualified to serve on our board of directors because of his extensive business, M&A, capital markets and investment experience in the food, retail, and technology industries.

Chris Bradley, our Chief Financial Officer and Secretary since our inception, is a Managing Director at Mistral Equity Partners, where he has been since 2008. Mr. Bradley brings over 20 years of experience identifying acquisition candidates, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer and Secretary of Haymaker III, a blank check company that completed its $317.5 million initial public offering on March 4, 2021. He previously served as the Chief Financial Officer and Secretary of AF Acquisition Corp., a blank check company that has dissolved. From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker II. From 2017 until its business combination in March 2019, he was an officer of Haymaker I. In 2016, Mr. Bradley co-founded and has since served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler, from 2016 to January 2020, The Lovesac Company, Inc. (NASDAQ: LOVE) from 2010 to 2018, Country Pure Foods from 2010 to 2014, Bout Time Wine LLC from 2014 to 2015 and Xpress Spa Group, Inc from 2012 to 2014. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School.

Daniel Fleischmann, our Chief Strategy Officer since March 2020, is a Vice President at Kitchen Fund, a leading investor in growth restaurant brands, since 2018. At Kitchen Fund, Mr. Fleischmann sources investment opportunities, conducts due diligence, and provides portfolio support to segment-defining restaurant brands and hospitality technology companies. Currently, Mr. Fleischmann serves on the board of Gregorys Coffee, a leading specialty coffee brand. Previously, Mr. Fleischmann was an investment banker at Moelis & Company in its M&A and Restructuring Group where he advised emerging consumer and hospitality businesses from 2017 to 2018. Prior to Moelis & Company, Mr. Fleischmann was in the Global Technology Investment Banking Group at RBC Capital Markets where he advised companies on strategic M&A and capital raise transactions from 2014 to 2017. Prior to 2014, Mr. Fleischmann was an M&A technology advisor at Ernst & Young. Mr. Fleischmann received a B.S. in Finance from the University of Maryland’s Robert H. Smith School of Business.

Hal Rosser, one of our directors since January 2021, is the Founder and Managing Partner of Rosser Capital Partners, which was founded in 2011. Previously, Mr. Rosser was the co-founder of Bruckmann, Rosser, Sherrill & Co. LLC and served as its Managing Director from 1995 to 2010. During his 40 plus year investing career, Mr. Rosser has originated, evaluated, monitored and exited many consumer transactions, including 19 investments in the restaurant industry. Previous board positions include Au Bon Pain, Barteca Restaurant Group, Bravo Brio Restaurant Group, California Pizza Kitchen, DavCo Restaurants, Il Fornaio, Logan’s Roadhouse, McCormick & Schmick’s, Real Mex Restaurants and Ruth’s Hospitality Group, Inc. (NASDAQ: RUTH). Mr. Rosser received his B.S. from Clarkson University and completed the Executive Development Program at Carnegie Mellon University. Mr. Rosser is well qualified to serve on our board of directors because of his extensive business and investment experience in the consumer and service industries.

Rick Federico, one of our directors since January 2021, has over 40 years of experience in the restaurant sector. Mr. Federico is a member of the Board of Directors of Domino’s Pizza, Inc. (NYSE: DPZ) and RPT Realty (NYSE: RPT), a publicly-traded REIT. Previously, Mr. Federico served as the CEO or Co-CEO of P.F. Chang’s China Bistro, Inc. from 1997 to 2015 and as Chairman from 1997 to 2019. Mr. Federico began his tenure at P.F. Chang’s as President in 1996, which is also when he joined the company’s Board. Prior to this, Mr. Federico served in various executive roles at Brinker International, Inc. (NYSE: EAT), including President of the

Italian Concept division, which includes Macaroni Grill and Spageddies. Mr. Federico began his career in managerial positions at Steak & Ale and Bennigan’s, and co-founded Grady’s Goodtimes, which Brinker International acquired in 1989. Mr. Federico’s board experience includes Domino’s Pizza, Inc. (NYSE: DPZ), Jamba, Inc. (NASDAQ: JMBA), Prime Steak Concepts, P.F. Chang’s, and RPT Realty (NYSE: RPT). Mr. Federico received his B.A. from the University of Tennessee. Mr. Federico is well qualified to serve on our board of directors because of his extensive executive and investment experience in the restaurant industry.

Starlette Johnson has served as one of our directors since January 2021. Ms. Johnson has served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries since 2012. She serves on the Board of Directors of Rocky Mountain Chocolate Factory, an international franchisor, confectionery manufacturer and retail operator, since March 2023.  Additionally, in March 2020, Ms. Johnson joined the board of ARKO Corp. (NASDAQ: ARKO). In October of 2019, Ms. Johnson joined the board of directors of privately held Jack’s Family Restaurants and serves on its Audit Committee. From September 2019 to February 2023, Ms. Johnson served on the Board of Directors of Chuy’s Holdings, Inc. (NASDAQ: CHUY).She also had board experience including Bojangles’ Inc. (NASDAQ:BOJA), Tuesday Morning Corporation (OTCPK: TUES.Q), Front Burner Restaurant Group, and Dave & Buster’s and SusieCakes, LLC. In addition, Ms. Johnson is a member of the advisory board for the Hospitality & Tourism Program at Virginia Tech and serves on the Pamplin College of Business Cabinet at Virginia Tech as well as on the Investment Committee  Chair of for the Virginia Tech Foundation. Ms. Johnson brings three decades of restaurant and entertainment executive and board experience, with executive experience including previously serving as the Interim President and Director of Lucky Strike Holdings, Inc, a privately-held bowling and entertainment company from January 2019 to November 2020. President & CEO of  a portfolio company of Front Burner Restaurant Holdings from October 2015 to October 2016, President & COO of Dave & Buster’s Entertainment, Inc. (NASDAQ: PLAY) from June 2006 to September 2010, and Executive Vice President & Chief Strategic Officer of Brinker International, Inc. (NYSE: EAT) from May 1995 to November 2004. Ms. Johnson began her career in the finance department of PepsiCo’s KFC division. Ms. Johnson received her B.S. in Finance from Virginia Tech and MBA from Duke University. Ms. Johnson is well qualified to serve on our board of directors because of her extensive managerial and operational experience in the restaurant and entertainment industries.

Andrew Heyer, one of our directors since January 2021, is the CEO and Founder of Mistral Equity Partners, a private equity fund that invests in the consumer industry. Mr. Heyer is a finance professional with over 40 years of experience investing in restaurants and other consumer and consumer-related products and services industries as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. He has guided several public and private companies as a member of their board of directors. Mr. Heyer currently serves as President and Director of Haymaker III, which completed its $317.5 million initial public offering on March 4, 2021, and previously served as Director of AF Acquisition Corp., which has dissolved. Prior to founding Mistral Equity Partners, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp., Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Before Argosy, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. Mr. Heyer currently serves on the board of directors of ARKO Corp. (NASDAQ: ARKO) and previously served as President of Haymaker II (NASDAQ: HYAC) until its business combination with ARKO Holdings Ltd. Mr. Heyer currently serves on the board of directors of OneSpaWorld Holdings Ltd. (NASDAQ: OSW) and previously served as Haymaker I’s President until consummation of its business combination with OneSpaWorld. He also serves on the board of The Lovesac Company (NASDAQ: LOVE) (where he serves as Chairman) as well as on the board of a private pet products company owned in part by Mistral Equity Partners, Worldwise, Inc. He also serves on the board of Accel Foods, an incubator and investor in early stage food and beverage companies. Formerly, Mr. Heyer has served on the boards of XpresSpa Group, Inc. (NASDAQ: XSPA), The Hain Celestial Group (NASDAQ: HAIN), Las Vegas Sands Corp. (NYSE: LVS), Jamba, Inc. (NASDAQ: JMBA), El Pollo Loco Holdings, Inc. (NASDAQ: LOCO), and Reddy Ice Holdings, Inc. (OTC: RDDCP).

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Rosser and Federico, will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Johnson and Mr. Heyer, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Golkin, Pace and Pforzheimer, will expire at the third annual meeting of stockholders.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule10A-3of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website, tastemakeracquisition.com.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our co-Chief Executive Officers’ compensation, if any is paid by us, evaluating our co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our co-Chief Executive Officers based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our initial stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Accordingly, it is likely that prior to the consummation of an initial business combination, such as the Quality Gold Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Ms. Johnson and Messrs. Federico, Rosser and Heyer. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. Copies of the Code of Business Conduct and Ethics and our audit and compensation committee charters are available for review by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Item 11.  Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Other than the payment to our sponsor of $10,000 per month described elsewhere in this Report, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination, such as the Quality Gold Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors. We are not party to any agreements with our officers that provide for benefits upon termination of employment.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,826,927 shares of our common stock, consisting of (i) 2,926,927 shares of our Class A common stock, and (ii) 6,900,000 shares of our Class B common stock, issued and outstanding as of March 28, 2023. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, except for the election of directors of the board, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
					Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Stock
Tastemaker Sponsor LLC(3)	—	—	6,900,000	100.0%	70.2%
David Pace(3)	—	—	6,900,000	100.0%	70.2%
Andrew Pforzheimer (3)	—	—	6,900,000	100.0%	70.2%
Gregory Golkin (3)	—	—	—	—	—
Christopher Bradley	—	—	—	—	—
Daniel Fleischmann	—	—	—	—	—
Hal Rosser	—	—	—	—	—
Rick Federico	—	—	—	—	—
Starlette Johnson	—	—	—	—	—
Andrew Heyer	—	—	—	—	—
All executive officers and directors as a group (nine individuals)	—	—	6,900,000	100.0%	70.2%
Karpus Investment Management(4)	1,242,398	42.4%	—	—	12.6%
Polar Asset Management Partners Inc.(5)	300,000	10.2%	—	—	3.1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 501 Madison Avenue, 12thFloor, New York NY 10022.
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

(4)

Based on a Schedule 13G/A filed with the SEC on November 10, 2022 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”), which is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The public shares reported in the Schedule 13G/A are owned directly by the accounts managed by Karpus. Karpus beneficially owns 1,242,398 shares of Class A common stock, though has the power to vote or direct the vote of 1,092,398 shares. The number of public shares held by Karpus is reported as of December 31, 2022, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by Karpus in connection with the Extension Special Meeting or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect Karpus’ current beneficial ownership. The address of the principal business office of Karpus is 183 Sully-s Trail, Pittsford, New York, NY 14534.

(5)

Based on a Form 3 filed with the SEC on December 23, 2022, by Polar Asset Management Partners Inc. (“Polar”), which serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”), and has sole voting and investment discretion with respect to the public shares that are held by PMSMF. Polar disclaims beneficial ownership of these securities and filed the Form 3 due to the redemption of 24,673,073 shares of A Common Stock in connection with the Extension Special Meeting, after which, Polar’s aggregate beneficial ownership was above 10% of the Class A Common Stock.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Quality Gold Business Combination, please see “Item 1. Business”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In August 2020, our sponsor subscribed to purchase 5,750,000 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in the Company of $25,000 by our sponsor, we had no assets, tangible or intangible. On January 7, 2021, we effected a stock dividend of 1.2 shares for each share of Class B common stock outstanding, resulting in our initial stockholders holding an aggregate of 6,900,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 8,700,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in our initial public offering was valued at $8,700,000. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment. The private placement warrants (including the warrants that may be issued upon conversion of working capital loans and the Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. There are no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to complete our business combination by the end of the Combination Period.

Our anchor investor, an unaffiliated qualified institutional buyer (who is also not affiliated with our sponsor or any member of our management team), purchased 2,980,000 units in our initial public offering. In addition, our sponsor entered into a letter agreement with the anchor investor pursuant to which the anchor investor purchased membership interests in our sponsor representing an indirect beneficial interest in 100,000 founder shares and 100,000 warrants for an aggregate purchase price of $200,000. The founder shares and warrants held by the anchor investor are the same in all material respects as the founder shares and private placement warrants held by our sponsor.

Pursuant to the letter agreement with our sponsor, the anchor investor has not been granted any material additional stockholder or other rights and was only issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of the founder shares or private placement warrants, as applicable (which will continue to be held by our sponsor until following our initial business combination). Further, the anchor investor is not required to: (i) hold any units, shares of common stock or warrants it purchased in our initial public offering or thereafter for any amount of time, (ii) vote any shares of common stock it may beneficially own at the applicable time in favor of our business combination or (iii) refrain from exercising its right to redeem its shares of common stock included in the units purchased in our initial public offering at the time of our initial business combination. The purchases by the anchor investor of units in our initial public offering or our securities in the open market (or both) could potentially allow such investor to assert influence over us, including with respect to our initial business combination. Additionally, as a result of the founder shares and warrants that the anchor investor may hold (directly or indirectly), it may have different interests with respect to a vote on an initial business combination than other public stockholders.

No assurances can be given as to the amount of our securities the anchor investor may retain or purchase following our initial public offering at any time prior to or upon the consummation of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she has honored and will continue to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities that may take priority over their duties to us.

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

Prior to the closing of our initial public offering, our sponsor agreed to loan us a loan of up to $300,000 pursuant to the IPO Promissory Note to be used for a portion of the expenses of our initial public offering. The IPO Promissory Note was non-interest bearing, unsecured and was due at the earlier of March 31, 2021 and the closing of our initial public offering. The value of our sponsor’s interest in the initial public offering corresponds to the principal amount outstanding under any such loan. The IPO Promissory Note was repaid upon the closing of our initial public offering out of the offering proceeds not held in the trust account.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete our initial business combination, we may repay any such Working Capital Loans out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (ii) their redemption rights with respect to any founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination by the end of the Combination Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares held by them as a result of any liquidation of the Company, although they will be entitled to redemption rights and liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination by the end of the Combination Period. If we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted by the stockholders at a duly held stockholders meeting are voted to approve the initial business combination.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants, and warrants that may be issued upon conversion of any Working Capital Loans (and their respective component securities) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

On March 22, 2022, we entered into the March Sponsor Working Capital Loan with the sponsor in the amount of $150,000, pursuant to which we received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial business combination or (ii) the date our winding up is effective. The unpaid principal balance on the March Sponsor Working Capital Loan may be convertible into warrants at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, we entered into the July Working Capital Loan, a separate working capital loan with the sponsor in the amount of $375,000. The July Working Capital Loan matures on the earliest to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. The promissory note in connection with the July Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the private placement warrants. On July 21, 2022, we drew $370,000 from the promissory note, which has not yet been repaid as of December 31, 2022.

On December 9, 2022, the Company issued the Second Promissory Note in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. December 9, 2022, the Company drew $86,100 from the Second Promissory Note, which has not yet been repaid as of December 31, 2022.

For more information on the agreements entered into in connection with the Quality Gold Business Combination, please see “Item 1. Business.”

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Hal Rosser, Rick Federico, Starlette Johnson and Andy Heyer are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit Fees	$115,226	$155,025
Audit Related Fees	—	—
Tax Fees	17,510	8,500
All Other Fees	—	—
Total	$132,736	$163,525

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $115,226 and $155,025, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Marcum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for tax planning services and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

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

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

(1)Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.  Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1

Underwriting Agreement, dated January 7, 2021, by and among the Registrant and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

2.1∧

Business Combination Agreement dated as of October 20, 2022, by and among the Registrant, Quality Gold Holdings, Inc., Tastemaker Merger Sub, Inc., QGM Merger Sub, Inc., J&M Merger Sub, Inc., L&L Merger Sub, Inc., Quality Gold Merger Sub, Inc., Quality Gold, Inc., QGM, LLC, J & M Group Holdings Inc., and L & L Group Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2022).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

3.3	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 2, 2020).

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

4.4

Warrant Agreement dated January 7, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2021).

10.1

Letter Agreement, dated January 7, 2021, by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

10.2

Promissory Note, dated August 10, 2020, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 2, 2020).

10.3

Investment Management Trust Agreement, dated January 7, 2021 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

10.4

Registration Rights Agreement, dated January 7, 2021 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

10.5

Securities Subscription Agreement, dated August 10, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

10.6

Private Placement Warrants Purchase Agreement, dated January 7, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

10.7

Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

10.8

Administrative Support Agreement, dated January 7, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

10.9	Promissory Note, dated March 22, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2022).

10.10	Promissory Note, dated July 21, 2022, issued to the Sponsor (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.11

Support Agreement, dated as of October 20, 2022, by and among the Registrant, Michael Langhammer, Jason Langhammer and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.12

Sponsor Support and Waiver Letter Agreement, dated as of October 20, 2022, by and among the Sponsor and Quality Gold, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.13	Promissory Note, dated December 9, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2022).

10.14	Promissory Note, dated January 11, 2023, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on October 15, 2020).

31.1*

Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

99.3

Form of Agreement by and between the Anchor Investor and Tastemaker Sponsor LLC (incorporated by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249278) filed with the SEC on January 6, 2021).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
∧

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tastemaker Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tastemaker Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s mandatory liquidation date is July 12, 2023 and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as further described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 29, 2023

TASTEMAKER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$40,801	$181,220
Prepaid expenses and other	8,333	259,396
Total current assets	49,134	440,616
Investments held in Trust Account	30,312,244	278,820,318
Total Assets	$30,361,378	$279,260,934
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$238,797	$13,474
Income tax payable	199,728	—
Franchise tax payable	32,744	137,049
Accrued expenses	2,628,727	178,350
Deferred tax liability	97,650	—
Promissory note - related party	86,100	—
Convertible promissory note - related party	77,900	—
Total current liabilities	3,361,646	328,873
Deferred underwriting fee payable	10,350,000	10,350,000
Warrant liabilities	3,375,000	11,250,000
Total Liabilities	17,086,646	21,928,873
Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 2,926,927 and 27,600,000 shares at redemption value of $10.21 and $10.10 at December 31, 2022 and 2021, respectively	29,882,122	278,760,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at December 31, 2022 and 2021; no shares outstanding (excluding 2,926,927 and 27,600,000 shares subject to possible redemption, respectively) at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2022 and 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(16,608,080)	(21,428,629)
Total Stockholders’ Deficit	(16,607,390)	(21,427,939)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$30,361,378	$279,260,934

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2022	2021
Operating and formation costs	$3,713,371	$838,745
Franchise tax expense	200,000	200,424
Expensed offering costs	—	736,627
Loss from operations	(3,913,371)	(1,775,796)
Interest income on Trust Account	3,862,680	60,318
Interest income on operating account	5	29
Gain on change in fair value of warrant liabilities	7,875,000	10,350,006
Loss on change in fair value of convertible promissory note - related party	(3,300)	—
Income before income taxes	7,821,014	8,634,557
Income tax expense	(723,378)	—
Net income	$7,097,636	$8,634,557

Basic and diluted weighted average shares outstanding, Class A Common Stock	26,315,648	26,692,603
Basic and diluted net income per share, Class A Common Stock	$0.21	$0.26
Basic and diluted weighted average shares outstanding, Class B Common Stock	6,900,000	6,872,877
Basic and diluted net income per share, Class B Common Stock	$0.21	$0.26

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	445,400	—	445,400
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(445,400)	(2,277,087)	(2,722,487)
Net Income	—	—	—	—	—	7,097,636	7,097,636
Balance – December 31, 2022	—	$—	6,900,000	$690	$—	$(16,608,080)	$(16,607,390)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(106,670)	$(81,670)
Excess of cash received over fair value of private placement warrants	—	—	—	—	348,000	—	348,000
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(372,310)	(29,956,516)	(30,328,826)
Net Income	—	—	—	—	—	8,634,557	8,634,557
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,097,636	$8,634,557
Adjustments to reconcile Net Income to net cash used in operating activities:
Loss on change in fair value of convertible promissory note - related party	3,300	—
Expensed offering costs on issuance of Public Warrants	—	736,627
Interest income on Trust Account	(3,862,680)	(60,318)
Gain on change in fair value of warrant liabilities	(7,875,000)	(10,350,006)
Changes in operating assets and liabilities:
Prepaid expenses and other	251,063	(259,396)
Accounts payable	225,323	13,474
Income tax payable	199,728	—
Franchise tax payable	(104,305)	178,350
Accrued expenses	2,450,377	58,693
Deferred tax liability	97,650	—
Net cash used in operating activities	(1,516,908)	(1,048,019)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(278,760,000)
Proceeds from Trust Account for payment of franchise and income taxes	770,389	—
Cash withdrawn from Trust Account for payment to redeeming stockholders	251,600,365	—
Net cash provided by (used in) investing activities	252,370,754	(278,760,000)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	—	(195,000)
Proceeds from initial public offering, net of underwriter’s discount paid	—	270,480,000
Proceeds from sale of private placement warrants	—	8,700,000
Proceeds from convertible promissory note - related party	520,000	—
Proceeds from promissory note	86,100	—
Payment to redeeming stockholders	(251,600,365)	—
Reimbursed offering costs	—	1,352,400
Offering costs paid	—	(366,877)
Net cash (used in) provided by financing activities	(250,994,265)	279,970,523
Net change in cash	(140,419)	162,504
Cash - beginning of period	181,220	18,716
Cash - end of period	$40,801	$181,220

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption, to redemption value of $10.21 and $10.10 at December 31, 2022 and 2021, respectively	$2,722,487	$30,328,826
Excess of cash received over fair value of convertible promissory note - related party	$445,400	$—
Deferred underwriting fee payable	$—	$10,350,000
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$172,970

Supplemental cash flow information
Cash paid for franchise and income taxes	$730,505	$—

The accompanying notes are an integral part of these financial statements.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the years ended December 31, 2022 and 2021 relate to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a Trust Account (as defined below) from the proceeds derived from the Initial Public Offering, and potential gains from changes in the fair value of warrant liabilities and convertible promissory notes.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 Private Placement Warrants (as defined in Note 4) in the Private Placement (as defined in Note 4) at a price of $1.00 per Private Placement Warrant to Tastemaker Sponsor LLC (the “Sponsor”) generating gross proceeds of $8,700,000, which is described in Note 4.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. The Company must complete an Initial Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an Initial Business Combination. The Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Company previously had until January 12, 2023 to complete an Initial Business Combination. On December 12, 2022, the Company filed the Extension Amendment (as defined below) to the Second Amended Certificate of Incorporation (as defined below) with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its Initial Business Combination from January 12, 2023 to July 12, 2023 on a month-by-month basis (the “Combination Period”). The Company will deposit $146,346, or $0.05 per Public Share that was not redeemed in connection with the Special Meeting (as defined below), into the Trust Account to extend the Combination Period until July 12, 2023 on a month-by-month basis.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

If the Company is unable to complete an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an Initial Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Business Combination Agreement

On October 20, 2022, the Company, Quality Gold Holdings, Inc. (”New Parent”), five newly incorporated subsidiaries of New Parent: Tastemaker Merger Sub, Inc., a Delaware Corporation (“Merger Sub I”), QGM Merger Sub, Inc., an Ohio corporation (“Merger Sub II”), J&M Merger Sub, Inc., a Delaware corporation (“Merger Sub III”), L&L Merger Sub, Inc., an Ohio corporation (“Merger Sub IV”), and Quality Gold Merger Sub, Inc., an Ohio corporation (“Merger Sub V” and together with Merger Sub I, Merger Sub II, Merger Sub III and Merger Sub IV, the “Merger Subs”), and the Quality Gold Companies entered into a business combination agreement (”the Business Combination Agreement”) pursuant to which New Parent, Tastemaker and four operating companies affiliated with each other and New Parent: Quality Gold, Inc., an Ohio corporation (“Quality Gold”), QGM, LLC, an Ohio limited liability company (“QGM”), J & M Group Holdings Inc., a Delaware corporation (“J&M”), and L & L Group Holdings, LLC, an Ohio limited liability company (“L&L”) will enter into an Initial Business Combination resulting in each of the Quality Gold Companies and the Company becoming direct, wholly-owned subsidiaries of New Parent. The consideration payable under the Business Combination Agreement to the equity holders of the Quality Gold Companies consists of a combination of cash and shares of New Parent and the stockholders and warrant holders of the Company will receive shares and warrants of New Parent.

Pursuant to the Business Combination Agreement, the Company and the Quality Gold Companies will become wholly-owned subsidiaries of New Parent through a series of five concurrent mergers. The Business Combination Agreement specifically provides:

●	in the first merger, Merger Sub I will merge with and into Tastemaker, with Tastemaker surviving the merger as a wholly-owned subsidiary of New Parent (the “First Merger”);
●	in the second merger, Merger Sub II will merge with and into QGM, with QGM surviving the merger as a wholly-owned subsidiary of New Parent (the “Second Merger”);
●	in the third merger, Merger Sub III will merge with and into J&M, with J&M surviving the merger as a wholly-owned subsidiary of New Parent (the “Third Merger”);
●	in the fourth merger, Merger Sub IV will merge with and into L&L, with L&L surviving the merger as a wholly-owned subsidiary of New Parent (the “Fourth Merger”); and
●	in the fifth merger, Merger Sub V will merge with and into Quality Gold, with Quality Gold surviving the merger as a wholly-owned subsidiary of New Parent (the “Fifth Merger” and together with the First Merger, the Second Merger, the Third Merger and the Fourth Merger, the “Mergers”).

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Each Merger will become effective when a certificate of merger is filed with the Secretary of State of Delaware or the Secretary of State of Ohio, as the case may be. The date and time at which the Mergers become effective is defined as the “Effective Time.”

At the Effective Time, each Public Warrant (as defined in Noted 3) and Private Placement Warrant (as defined in Note 4) to purchase shares of Class A common stock of the Company that is outstanding immediately prior to the Effective Time will, pursuant to the terms of that certain warrant agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as amended by the warrant assignment, assumption and amendment agreement, dated as of the date of the closing of the Initial Business Combination, by and among the Company, New Parent, and Continental Stock Transfer & Trust Company (as so amended, the “Warrant Agreement”), cease to represent the right to acquire one share of the Company’s Class A common stock and shall be converted in accordance with the terms of such Warrant Agreement, at the Effective Time, into a right to acquire one share of New Parent Common Stock (each, a “New Parent Warrant” and collectively, the “New Parent Warrants”) on substantially the same terms that were in effect immediately prior to the Effective Time under the terms of the Warrant Agreement.

Immediately upon the occurrence of the Effective Time, the Sponsor, will automatically forfeit up to 2,070,000 shares of New Parent Common Stock and, immediately after the Effective Time, will transfer 2,610,000 private placement warrants to equityholders of the Quality Gold Companies. In connection with the closing of the Initial Business Combination (the “Closing” and the date of the Closing, the “Closing Date”) (a) the equityholders of the Quality Gold Companies will subject 11,700,000 newly-issued shares of New Parent Common Stock (the “Deferred Company Shares”) and the Closing Adjustment Deferred Shares (as defined below), if any, and (b) the Sponsor will subject 2,070,000 shares of New Parent Common Stock to be issued to the Sponsor (the “Deferred Sponsor Shares” and, together with the Deferred Company Shares and the Closing Adjustment Deferred Shares, the “Deferred Shares”), in each case, to certain restrictions pending the achievement of certain price targets or other triggers pursuant to the Business Combination Agreement. The Deferred Shares will have voting rights but no right to dividends or distributions until such restrictions have lapsed. One third of each of the Deferred Company Shares and the Deferred Sponsor Shares will vest upon the occurrence of each of the following events: (i) the first time the closing price of the New Parent Common Stock equals or exceeds $13.00 per share, (ii) the first time the closing price of the New Parent Common Stock equals or exceeds $15.00, and (iii) the first time the closing price of the New Parent Common Stock equals or exceeds $17.00 per share, in each case, for 20 trading days within any 30 consecutive trading day period following the Closing and subject to adjustment in the event that any dividends are paid. All of the Closing Adjustment Deferred Shares, if any, will vest upon the first time the closing price of the New Parent Common Stock equals or exceeds $13.00 per share for 20 trading days within any 30 consecutive trading day period following the Closing and subject to adjustment in the event that any dividends are paid. If a definitive agreement with respect to a Change in Control (as defined in the Business Combination Agreement) is entered into, then, effective as of immediately prior to the closing of such Change in Control, unless previously vested pursuant to clauses (i) through (iii) of the second preceding sentence, each of the Deferred Company Shares, the Closing Adjustment Deferred Shares and the Deferred Sponsor Shares will vest. In addition, on the seventh anniversary of the Closing, each of the Deferred Company Shares, the Closing Adjustment Deferred Shares and the Deferred Sponsor Shares will vest.

At the Effective Time, all equity interests in the Quality Gold Companies (the “Quality Gold Company Shares”) issued and outstanding immediately prior to the Effective Time will be cancelled and, subject to the terms of the Business Combination Agreement, converted into the right of the holder thereof to receive the applicable portion of the Merger Consideration (as defined below), as allocated pursuant to an allocation schedule (the “Allocation Schedule”) setting forth each Quality Gold Company equityholder’s percentage allocation of the Cash Consideration (as defined below), Stock Consideration (as defined below), Deferred Company Shares and the Closing Adjustment Deferred Shares, if any.

Business Combination Consideration

The aggregate consideration to be paid to the equityholders of the Quality Gold Companies in the Mergers (the “Merger Consideration”) will consist of up to $35,000,000 (the “Cash Consideration”), 83,100,000 newly issued shares of New Parent Common Stock (the “Stock Consideration”), the Deferred Company Shares and the Closing Adjustment Deferred Shares, subject to adjustment as described herein. If, after giving effect to redemptions of Tastemaker Class A common stock, (x) the amount of cash in Tastemaker’s Trust Account to be released to Tastemaker at the Closing plus (y) the aggregate proceeds to be received pursuant to any private placement of equity interests of Tastemaker or New Parent plus (z) all funds held outside of the Trust Account and immediately available to Tastemaker (the sum of clauses (x), (y) and (z), the “Tastemaker Closing Cash”) is less than $27,900,000 (the “Threshold Amount”), then the Cash Consideration will be reduced by the difference between the Threshold Amount and the Tastemaker Closing Cash (the “Cash Consideration Shortfall”),

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

and the Stock Consideration will be increased by a number of shares of New Parent Common Stock equal, in the aggregate, to the quotient of (i) the Cash Consideration Shortfall divided by (ii) $10.10.

The Stock Consideration is also subject to a customary working capital adjustment, which will be no more than $10 million, a customary net debt adjustment and an adjustment based on specified expenses incurred by Tastemaker (collectively, the “Closing Adjustment”). The Stock Consideration will be adjusted upwards (if the Closing Adjustment is positive) or downwards (if the Closing Adjustment is negative) by a number of shares of New Parent Common Stock equal to (x) the Closing Adjustment divided by (y) $10.10. In addition, if the working capital adjustment exceeds $10 million, then the total amount of Deferred Company Shares will be increased by a number of shares equal to (x) such excess amount divided by (y) $10.10 (the “Closing Adjustment Deferred Shares”). Further, the equityholders of the Quality Gold Companies may elect, by written notice delivered to Tastemaker at least two days prior to the Closing Date, to reduce the Cash Consideration (after taking into account any Cash Consideration Shortfall), in which case the Stock Consideration will be increased by a number of shares of New Parent Common Stock equal to the quotient of (x) such reduction in the Cash Consideration divided by (y) $10.10.

Tastemaker’s units, Tastemaker Class A common stock and Tastemaker warrants are currently listed on the Nasdaq Capital Market under the symbols “TMKRU,” “TMKR,” and “TMKRW,” respectively. Upon the closing of the Initial Business Combination, Tastemaker securities are expected to be delisted from Nasdaq. Shares of New Parent Common Stock and New Parent Warrants are expected to trade under the symbols “QGLD” and “QGLDW,” respectively, following the consummation of the Initial Business Combination.

Certain Related Agreements

Registration Rights and Lock-Up Agreement

In connection with the Initial Business Combination, New Parent will enter into the registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”) at the Closing. Pursuant to the terms of the Registration Rights and Lock-Up Agreement, New Parent will be obligated to file a registration statement to register the resale of certain securities of New Parent held by the Holders (as defined in the Registration Rights and Lock-Up Agreement). The Registration Rights and Lock-Up Agreement also provides for certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights and Lock-Up Agreement further provides that the Holders will be subject to certain restrictions on transfer of New Parent Common Stock, subject to certain exceptions, until the earliest of (x) 180 days following the Closing, (y) the date after the Closing Date on which the last reported sale price of the New Parent Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period or (z) the date after the Closing Date on which New Parent consummates a liquidation, merger, share exchange, or other similar transaction with an unaffiliated third party that results in all of New Parent’s stockholders having the right to exchange their equity holdings in New Parent for cash, securities or other property. The Registration Rights and Lock-Up Agreement will replace the letter agreement, dated January 7, 2021, pursuant to which the Sponsor and Tastemaker’s directors and officers had agreed to, among other things, certain restrictions on the transfer of Founder Shares (or any shares of Tastemaker common stock issuable upon conversion thereof) for one year following the Closing, subject to certain exceptions.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Support Agreement

In connection with the execution of the Business Combination Agreement, Tastemaker entered into a support agreement (the “Support Agreement”) with Michael Langhammer and Jason Langhammer and entities controlled by such individuals that currently own equity interests in any of the Quality Gold Companies (including trusts for the benefit of any family member of the foregoing) (collectively, the “Key Quality Gold Equityholders”). Pursuant to the Support Agreement, each Key Quality Gold Equityholder, as an equityholder of the Quality Gold Companies, agreed to vote at any meeting of the equityholders of such Quality Gold Company, and in any action by written consent of the equityholders of each Quality Gold Company, all of the Key Quality Gold Equityholder’s Quality Gold Company Shares:

●	in favor of the approval and adoption of the Business Combination Agreement and related transaction documents, including the Mergers,
●	in favor of any matter reasonably necessary to the consummation of the Initial Business Combination and considered and voted upon by the equityholders of the Quality Gold Company,
●	in favor of any proposal to adjourn or postpone to a later date any meeting of the equityholders of the Quality Gold Company at which any of the foregoing matters are submitted for consideration and vote of the equityholders of the Quality Gold Company if there are not sufficient votes for approval of any such matters on the date on which the meeting is held, and
●	against at any action, agreement or transactions (other than the Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent, impede, delay or adversely affect in any material respects the transactions contemplated by the Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Initial Business Combination to be consummated.

Additionally, each of the Key Quality Gold Equityholders has agreed (i) not to, among other things, sell, assign, transfer, or dispose of any of the Quality Gold Company Shares they hold, (ii) to repay in full, at or prior to the Effective Time, any indebtedness owed by the Key Quality Gold Equityholder to any Quality Gold Company and its respective subsidiaries and (iii) indemnify the Quality Gold Companies and their respective subsidiaries for certain tax liabilities, if incurred.

Each Key Quality Gold Equityholder has also agreed to terminate all agreements between itself or any of its affiliates and any of the Quality Gold Companies and their respective subsidiaries, subject to certain exceptions.

Warrant Amendment

At the Effective Time, Tastemaker, New Parent, and Continental Stock Transfer & Trust Company will enter into the warrant assignment, assumption and amendment agreement. Such agreement will amend the Warrant Agreement, and Tastemaker will assign all its rights, title and interest in the Warrant Agreement to New Parent. Pursuant to the amendment, all Tastemaker Warrants will no longer be exercisable for shares of Tastemaker Class A common stock, but instead will be exercisable for shares of New Parent Common Stock on substantially the same terms that were in effect prior to the Effective Time under the terms of the Warrant Agreement.

Sponsor Support and Waiver Letter Agreement

Concurrently with the execution of the Business Combination Agreement, New Parent entered into a support and waiver letter agreement with the Sponsor (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to vote all of its shares of Tastemaker common stock (a) in favor of the approval and adoption of the Business Combination Agreement and other transaction documents, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement, and (c) against at any action, agreement or transactions (other than the Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent or materially delay the transactions

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

contemplated by the Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Initial Business Combination to be consummated.

At the Effective Time, the Sponsor will automatically forfeit up to 2,070,000 shares of New Parent Common Stock and, immediately after the Effective Time, will transfer 2,610,000 Private Placement Warrants to equityholders of the Quality Gold Companies. In connection with the Closing the Sponsor will subject 2,070,000 Deferred Sponsor Shares to certain restrictions pending the achievement of certain price targets or other triggers pursuant to the Business Combination Agreement. The number of forfeited shares of New Parent Common stock described above will be reduced by (i) the number of Founder Shares and (ii) one-third of the number of Private Placement Warrants, in each case, that are transferred by the Sponsor to facilitate any private placement of equity securities of Tastemaker or New Parent, any non-redemption agreement, or any similar arrangement, in each case, approved by the Quality Gold Companies.

Amendment to Certificate of Incorporation

On December 12, 2022, the “Company filed an amendment (the “Extension Amendment”) to the Company’s Certificate of Incorporation (the “Second Amended Certificate of Incorporation”) with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its Initial Business Combination from January 12, 2023 on a monthly basis to July 12, 2023.

On December 12, 2022, the Company convened a special meeting of stockholders (the “Special Meeting”). At the close of business on the record date of the Special Meeting, there were 27,600,000 Public Shares and 6,900,000 Founder Shares (as defined in Note 5), each of which was entitled to one vote with respect to the Extension Amendment proposal. Holders of a total of 25,924,166 Public Shares and Founder Shares, representing approximately 75.1% of the outstanding shares entitled to vote at the Special Meeting, were present in person or by proxy, constituting a quorum. The stockholders of the Company voted on a proposal to amend the Certificate of Incorporation to extend the date by which the Company must consummate an Initial Business Combination from January 12, 2022 on a monthly basis to July 12, 2023.

Stockholders holding 24,673,073 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $251.6 million (approximately $10.20 per share) was removed from the Trust Account to pay such redeeming holders, and approximately $29.8 million (approximately $10.20 per share) remained in the Trust Account.

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

Going Concern Consideration

As of December 31, 2022, the Company had $40,801 in cash held outside of the Trust Account and a working capital deficit of $2,989,640 (excluding income tax payable, franchise tax payable, and the deferred tax liability).

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022, will not be sufficient to allow the Company to operate until July 12, 2023, the date at which the Company must complete an Initial Business Combination, which is less than one year from the issuance of the financial statements. Management plans to address this uncertainty through the Initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If an Initial Business Combination is not consummated by July 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation, it will be a “covered corporation” within the meaning of the IR Act, and while not free from doubt, it is possible that, unless an exemption is available, the Company (or any post-combination company) will be subject to the Excise Tax as a result of any redemptions by the Company of its common stock that occurs after December 31, 2022, including redemptions in connection with an Initial Business Combination. Whether and to what extent the Company would be subject to the Excise Tax in connection with an Initial Business Combination would depend on a number of factors, including (i) the

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

fair market value of the redemptions and repurchases in connection with the Initial Business Combination, (ii) the structure of the Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Initial Business Combination (or otherwise issued not in connection with the Initial Business Combination but issued within the same taxable year of the Initial Business Combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the Excise Tax would be payable by the Company, and not by the redeeming stockholder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the per-share amount that the public stockholder would otherwise be entitled to receive or reduce the cash available on hand to complete an Initial Business Combination.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), the recurring valuation of the Private Placement Warrants (as defined in Note 4), and the valuations for the Sponsor Working Capital Loans (as defined in Note 5) require management to exercise significant judgement in its estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including interest income on the Trust Account of $60,318 and interest income on the operating account of $29 for the year ended December 31, 2021. This interest income was combined on the statement of operations for the year ended December 31, 2021. Additionally, interest income on the Trust Account of $60,318 was reclassified out of interest income on the statement of cash flows for the year ended December 31, 2021. The reclassification had no effect on the previously reported total assets, total liabilities, stockholders’ deficit, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $40,801 and $181,220, respectively.

Investments Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account of $30,312,244 and $278,820,318, respectively, were held in money market funds, which are invested in U.S. Treasury securities.

Convertible Promissory Note - Related Party

The Company accounts for the convertible promissory notes under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company has made the election under ASC 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with an Initial Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

As of December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(13,248,006)
Issuance costs allocated to Class A common stock	(14,320,820)
Plus:
Remeasurement of carrying value to redemption value	30,328,826
Class A common stock subject to possible redemption as of December 31, 2021	278,760,000
Redemption of Class A common stock by stockholders	(251,600,365)
Remeasurement of carrying value to redemption value	2,722,487
Class A common stock subject to possible redemption as of December 31, 2022	$29,882,122

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A-Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,057,446 as a result of the Initial Public Offering (consisting of $5,520,000 of cash underwriting discounts, $10,350,000 of deferred underwriting discounts, and $539,846 of other offering costs). The Company was reimbursed $1,352,400 for offering costs by the underwriters. As such, the Company recorded $14,320,820 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $736,627 of offering costs in connection with the Public Warrants (as defined in Note 3) included in the Units that were classified as liabilities.

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices and the subsequent measurement of the fair value of the Private Placement Warrants was measured using an observable market quote for a similar asset in an active market (see Note 10).

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

See Note 9 for additional information on income taxes for the periods presented.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted income per share, or the effects of the Working Capital Loans (as defined in Note 5) since the exercise of the warrants and conversion of the Working Capital Loans (as defined in Note 5) is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year ended		For the year ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$5,623,220	$1,474,416	$6,866,543	$1,768,014
Denominator:
Basic and diluted weighted average shares outstanding	26,315,648	6,900,000	26,692,603	6,872,877
Basic and diluted net income per share	$0.21	$0.21	$0.26	$0.26

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The carrying amounts reflected in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

See Note 10 for additional information on assets and liabilities measured at fair value.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 warrants at a price of $1.00 per warrant in a private placement (the “Private Placement Warrants”) to the Sponsor (the “Private Placement”),generating gross proceeds of $8,700,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note — Related Party

On August 10, 2020, the Company issued an unsecured promissory note (the “Promissory Note ”) to the Sponsor, pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $195,000 was repaid at the closing of the Initial Public Offering on January 12, 2021.

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

On March 22, 2022, the Company entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, the Company entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan” together with the March Sponsor Working Capital Loan, the “Sponsor Working Capital Loans”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which the Company consummates its Initial Business Combination and (ii) the date that the winding up of the Company is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

On July 21, 2022, the Company drew $370,000 from the July Sponsor Working Capital Loan, which has not yet been repaid as of December 31, 2022.

The fair value option was elected (see Note 10) and, as such, the fair value of the Sponsor Working Capital Loans is shown on the balance sheets as $77,900.

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. On December 9, 2022, the Company drew $86,100 from the Second Promissory Note, which has not yet been repaid as of December 31, 2022.

On January 11, 2023, the Company, issued a promissory note (the “Third Promissory Note”) in the principal amount of up to $878,078 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $878,078 in connection with the extension of the Company’s time to consummate an Initial Business Combination from January 12, 2023 to July 12, 2023 on a month-by-month basis.

The Third Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company.

On January 12, 2023, February 12, 2023, and March 12, 2023 the Company deposited $146,346, or $0.05 per Public Share that was not redeemed in connection with the Special Meeting, into the Trust Account to extend Combination Period to April 12, 2023. The Company will deposit $146,346, or $0.05 per Public Share that was not redeemed in connection with the Special Meeting, into the Trust Account in connection with the first drawdown under the Third Promissory Note. The Company will deposit an additional $146,346 into the Trust Account for each calendar month (commencing on January 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination. Such amounts will be distributed either to: (i) holders of shares of Class A common stock upon the Company’s liquidation or (ii) holders of shares of Class A common stock who elect to have their shares redeemed in connection with the consummation of the Company’s Initial Business Combination. The Sponsor or its designee will have the sole discretion whether to continue extending for additional calendar months until July 12, 2023 and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional advances will terminate.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2022 and 2021, the Company incurred expenses of $120,000 and $108,000, respectively. As of December 31, 2022 and 2021, $228,000 and $108,000 of these expenses are recorded in Accrued expenses in the balance sheets, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Sponsor Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On January 12, 2021 the underwriter exercised the over-allotment option in full and purchased 3,600,000 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $36,000,000 to the Company.

The underwriter was paid a cash underwriting fee of $0.20 per Unit, or $5,520,000 in the aggregate. In addition, $0.375 per Unit, or $10,350,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Vendor Agreements

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the Initial Business Combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the Initial Public Offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement, dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or New Parent Common Stock) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the Initial Business Combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the Initial Business Combination.

On September 23, 2022, the Company entered into an agreement with a financial advisor (the “First Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the First Financial Advisor a fee of $700,000 contingent upon the consummation of the Initial Business Combination.

On October 11, 2022, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $1,000,000 contingent upon the consummation of the Initial Business Combination.

NOTE 7. REDEEMABLE WARRANTS

Each whole redeemable warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The redeemable warrants will become exercisable 30 days after the completion of the Initial Business Combination. Each whole redeemable warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Private Placement Warrants

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022 and 2021, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 2,926,927 and 27,600,000 shares of Class A common stock issued and outstanding, including 2,926,927 and 27,600,000 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows:

	DECEMBER 31,	DECEMBER 31,
	2022	2021
Deferred tax assets:
Start-up costs	$488,298	$179,062
Net operating loss carryforwards	—	45,877
Total deferred tax assets	488,298	224,939
Valuation allowance	(488,298)	(224,939)
Deferred tax liabilities:
Unrealized gain on investments	(97,650)	—
Total deferred tax liabilities	(97,650)	—
Deferred tax liabilities	$(97,650)	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,
	2022	2021
Federal
Current	$625,612	$—
Deferred	(165,709)	(202,538)
State
Current	$116	$—
Deferred	—	—
Change in valuation allowance	263,359	202,538
Income tax provision	$723,378	$—

As of December 31, 2022 and 2021, the Company has available U.S. federal operating loss carry forwards of approximately $0 and $218,463, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and December 31, 2021, the valuation allowance increased $263,359 and $202,538, respectively.

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 are as follows:

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	(21.2)%	(25.2)%
Non-deductible transaction costs	6.0%	1.8%
Change in valuation allowance	3.4%	2.4%
Income tax provision	9.2%	0.0%

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$30,312,244	$30,312,244	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,070,000	$2,070,000	$—	$—
Warrant liability – Private Placement Warrants	$1,305,000	$—	$1,305,000	$—
Convertible promissory note - related party	$77,900	$—	$—	$77,900

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$278,820,318	$278,820,318	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,900,000	$6,900,000	$—	$—
Warrant liability – Private Placement Warrants	$4,350,000	$—	$4,350,000	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.15 and $0.50 per warrant as of December 31, 2022 and 2021, respectively.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of December 31, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value of the Private Placement Warrants was $0.15 and $0.50 per warrant as of December 31, 2022 and 2021, respectively.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in March 31, 2021 due to the use of an observable market quote for a similar asset in an active market. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2022.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

At January 12, 2021
(Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing an Initial Business Combination	90.0%
Expected life of the option to convert (in years)	6.59
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.80%
Fair value of warrants	$0.96

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At December 12, 2022	At December 12, 2021	At January 12, 2021
	31, 2022	31, 2021	(Initial Measurement)
Stock price	$10.18	$9.89	$10.00
Strike price	$11.50	$11.50	$11.50
Probability of completing an Initial Business Combination	15%	100%	90.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.03	5.60	6.59
Volatility	6.0%	8.7%	14.0%
Risk-free rate	3.99%	1.30%	0.80%
Fair value of warrants	$0.15	$0.50	$0.96

TASTEMAKER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The convertible promissory notes - related party were valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair values of the convertible promissory notes - related party were based on the following significant inputs:

	As of March 2,	As of March 25,	As of July 21,
	2022 (Initial	2022 (Initial	2022 (Initial	As of December
	Measurement)	Measurement)	Measurement)	31, 2022
Warrant price	$0.22	$0.23	$0.14	$0.15
Conversion price	$1.00	$1.00	$1.00	$1.00
Expected term	0.45	0.38	0.48	0.03
Warrant volatility	79.0%	77.0%	152.9%	93.0%
Risk free rate	0.6%	0.8%	2.9%	0.5%
Discount rate	3.91%	4.96%	6.44%	6.19%
Probability of completing an Initial Business Combination	25.0%	21.0%	11.0%	15.0%
Fair value convertible promissory note - related party	$24,600	$10,300	$39,700	$77,900

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at August 10, 2020 (inception)	$—
Initial measurement of Public Warrants and Private Placement Warrants as of January 12, 2021	21,600,006
Change in fair value	(8,550,006)
Transfer of Public Warrants to Level 1 measurement	(8,004,000)
Transfer of Private Placement Warrants to Level 2 measurement	(5,046,000)
Fair value at December 31, 2021	—
Initial measurement of draw on convertible promissory note - related party on March 2, 2022	24,600
Initial measurement of draw on convertible promissory note - related party on March 25, 2022	10,300
Initial measurement of draw on convertible promissory note - related party on July 21, 2022	39,700
Change in fair value	3,300
Fair value as of December 31, 2022	$77,900

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $7,875,000 and $10,350,006 within the change in fair value of warrant liabilities in the statements of operations for the year ended December 31, 2022 and 2021, respectively. The Company recognized a loss on the change in fair value of the Sponsor Working Capital Loans of $3,300 and $0 in the statements of operations for the years ended December 31, 2022 and 2021, respectively.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the issuance of the Third Promissory Note and the payment for the extension of the Combination Period in connection with the Special Meeting as disclosed in Note 1 and Note 5, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

28
Tastemaker Acquisition Corp.

Dated: March 29, 2023	By:	/s/ David Pace
David Pace
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Pace	Co-Chief Executive Officer and Director	March 29, 2023
David Pace	(Principal Executive Officer)

/s/ Andrew Pforzheimer	Co-Chief Executive Officer and Director	March 29, 2023
Andrew Pforzheimer	(Principal Executive Officer)

/s/ Christopher Bradley	Chief Financial Officer	March 29, 2023
Christopher Bradley	(Principal Financial and Accounting Officer)

/s/ Gregory Golkin	President and Director	March 29, 2023
Gregory Golkin

/s/ Hal Rosser	Director	March 29, 2023
Hal Rosser

/s/ Rick Federico	Director	March 29, 2023
Rick Federico

/s/ Starlette Johnson	Director	March 29, 2023
Starlette Johnson

/s/ Andrew Heyer	Director	March 29, 2023
Andrew Heyer