Form 10-Q
period 2023-03-31
Tastemaker Acquisition Corp.
filed 2023-05-15
CIK 1821606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 2,926,927 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 6,900,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TASTEMAKER ACQUISITION CORP.

TASTEMAKER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$702	$40,801
Prepaid expenses and other	5,085	8,333
Total current assets	5,787	49,134
Investments held in Trust Account	31,034,104	30,312,244
Total Assets	$31,039,891	$30,361,378

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$461,447	$238,797
Income tax payable	347,933	199,728
Franchise tax payable	35,100	32,744
Accrued expenses	3,168,257	2,628,727
Deferred tax liability	—	97,650
Promissory note - related party	684,739	86,100
Convertible promissory note - related party	92,200	77,900
Total current liabilities	4,789,676	3,361,646
Deferred underwriting fee payable	10,350,000	10,350,000
Warrant liabilities	3,375,000	3,375,000
Total Liabilities	18,514,676	17,086,646

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 2,926,927 shares at redemption value at March 31, 2023 and December 31, 2022	30,551,071	29,882,122
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at March 31, 2023 and December 31, 2022; no shares outstanding (excluding 2,926,927 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(18,026,546)	(16,608,080)
Total Stockholders' Deficit	(18,025,856)	(16,607,390)
Total Liabilities and Stockholders' Deficit	$31,039,891	$30,361,378

The accompanying notes are an intergal part of these financial statements.

TASTEMAKER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Operating and formation costs	$925,183	$318,894
Franchise tax expense	35,100	49,515
Loss from operations	(960,283)	(368,409)
Interest expense	(7,200)	—
Interest income on Trust Account	282,821	7,026
Interest income on operating account	—	1
Gain on change in fair value of warrant liabilities	—	6,300,000
(Loss) gain on change in fair value of convertible promissory note - related party	(14,300)	5,400
(Loss) income before income taxes	(698,962)	5,944,018
Income tax expense	(50,555)	—
Net (loss) income	$(749,517)	$5,944,018

Basic and diluted weighted average shares outstanding, Class A Common Stock	2,926,927	27,600,000
Basic and diluted net (loss) income per share, Class A Common Stock	$(0.08)	$0.17
Basic and diluted weighted average shares outstanding, Class B Common Stock	6,900,000	6,900,000
Basic and diluted net (loss) income per share, Class B Common Stock	$(0.08)	$0.17

The accompanying notes are an intergal part of these financial statements.

TASTEMAKER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	6,900,000	$690	$—	$(16,608,080)	$(16,607,390)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(668,949)	(668,949)
Net loss	—	—	—	—	—	(749,517)	(749,517)
Balance – March 31, 2023	—	$—	6,900,000	$690	$—	$(18,026,546)	$(18,025,856)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	115,100	—	115,100
Net income	—	—	—	—	—	5,944,018	5,944,018
Balance - March 31, 2022	—	$—	6,900,000	$690	$115,100	$(15,484,611)	$(15,368,821)

The accompanying notes are an intergal part of these financial statements

TASTEMAKER ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended March	Ended March
	31, 2023	31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(749,517)	$5,944,018
Adjustments to reconcile Net Income to net cash used in operating activities:
Loss (gain) on change in fair value of convertible promissory note - related party	14,300	(5,400)
Interest income on Trust Account	(282,821)	(7,026)
Gain on change in fair value of warrant liabilities	—	(6,300,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	3,248	18,638
Accounts payable	222,650	17,482
Income tax payable	148,205	—
Franchise tax payable	2,356	(87,734)
Accrued expenses	539,530	48,880
Deferred tax liability	(97,650)	—
Net cash used in operating activities	(199,699)	(371,142)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension contribution	(439,039)	—
Proceeds from Trust Account for payment of franchise and income taxes	—	62,738
Net cash (used in) provided by investing activities	(439,039)	62,738

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	—	150,000
Proceeds from promissory note	598,639	—
Net cash provided by financing activities	598,639	150,000
Net change in cash	(40,099)	(158,404)
Cash - beginning of period	40,801	181,220
Cash - end of period	$702	$22,816

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$668,949	$—
Excess of cash received over fair value of convertible promissory note - related party	$—	$115,100

Supplemental cash flow information
Cash paid for franchise taxes	$32,744	$—
Cash paid for interest	$7,200	$—

The accompanying notes are an intergal part of these financial statements

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

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

As of March 31, 2023, the Company has not commenced any operations. All activity from August 10, 2020 (inception)  through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for and consummation of a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a Trust Account (as defined below) from the proceeds derived from the Initial Public Offering, and potential gains from changes in the fair value of warrant liabilities and convertible promissory notes.

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, including 3,600,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $276,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 Private Placement Warrants (as defined in Note 4)  in the Private Placement (as defined in Note 4) at a price of $1.00 per Private Placement Warrant to Tastemaker Sponsor LLC (the “Sponsor”) generating gross proceeds of $8,700,000, which is described in Note 4.

Following the closing of the Initial Public Offering on January 12, 2021, an amount of $278,760,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the exercise of the underwriter’s over-allotment option in full, and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination or (ii) the distribution of the funds in the Trust Account. On January 11, 2023 , to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or liquidation.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

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

The Company will proceed with the Initial Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of an Initial Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, including any amendments thereto (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the Initial Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an Initial Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Initial Business Combination or do not vote at all.

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

The Sponsor has agreed to waive (i) redemption rights with respect to any Founder Shares and Public Shares held in connection with the completion of an Initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held in connection with a stockholder vote to approve an amendment to the Certificate of Incorporation to modify the substance or timing of our obligation to allow redemption in connection with an Initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an Initial Business Combination within the applicable deadline or with respect to any other provisions relating to stockholders’ rights or pre-Initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or any extended period of time that the Company may have to consummate an Initial Business Combination.

The Company previously had until January 12, 2023 to complete an Initial Business Combination. On December 12, 2022, the Company filed the Extension Amendment (as defined below) to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its Initial Business Combination from January 12, 2023 to July 12, 2023 on a month-by-month basis (the “Combination Period”). The Company will deposit $146,346, or $0.05 per Public Share that was not redeemed in connection with the Extension Meeting (as defined below), into the Trust Account to extend the Combination Period until July 12, 2023 on a month-by-month basis.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

If the Company is unable to complete an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an Initial Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Quality Gold Business Combination Agreement

On October 20, 2022, the Company, Quality Gold Holdings, Inc. (“New Parent”), five newly incorporated subsidiaries of New Parent: Tastemaker Merger Sub, Inc., a Delaware Corporation (“Merger Sub I”), QGM Merger Sub, Inc., an Ohio corporation (“Merger Sub II”), J&M Merger Sub, Inc., a Delaware corporation (“Merger Sub III”), L&L Merger Sub, Inc., an Ohio corporation (“Merger Sub IV”), and Quality Gold Merger Sub, Inc., an Ohio corporation (“Merger Sub V” and together with Merger Sub I, Merger Sub II, Merger Sub III and Merger Sub IV, the “Merger Subs”), and the Quality Gold Companies (as defined below) entered into a business combination agreement (the “Quality Gold Business Combination Agreement”) pursuant to which New Parent, Tastemaker and four operating companies affiliated with each other and New Parent: Quality Gold, Inc., an Ohio corporation (“Quality Gold”), QGM, LLC, an Ohio limited liability company (“QGM”), J & M Group Holdings Inc., a Delaware corporation (“J&M”), and L & L Group Holdings, LLC, an Ohio limited liability company (“L&L,” and together with Quality Gold, QGM, and J&M, the “Quality Gold Companies”) will enter into an Initial Business Combination resulting in each of the Quality Gold Companies and the Company becoming direct, wholly-owned subsidiaries of New Parent. The proposed Initial Business Combination transactions involving the Company and the Quality Gold Companies, including all of the transactions contemplated by the Quality Gold Business Combination Agreement, are referred to as the “Quality Gold Business Combination.” The consideration payable under the Quality Gold Business Combination Agreement to the equity holders of the Quality Gold Companies consists of a combination of cash and shares of New Parent and the stockholders and warrant holders of the Company will receive shares and warrants of New Parent.

Pursuant to the Quality Gold Business Combination Agreement, the Company and the Quality Gold Companies will become wholly-owned subsidiaries of New Parent through a series of five concurrent mergers. The Quality Gold Business Combination Agreement specifically provides:

●	in the first merger, Merger Sub I will merge with and into Tastemaker, with Tastemaker surviving the merger as a wholly-owned subsidiary of New Parent (the “First Merger”);
●	in the second merger, Merger Sub II will merge with and into QGM, with QGM surviving the merger as a wholly-owned subsidiary of New Parent (the “Second Merger”);
●	in the third merger, Merger Sub III will merge with and into J&M, with J&M surviving the merger as a wholly-owned subsidiary of New Parent (the “Third Merger”);
●	in the fourth merger, Merger Sub IV will merge with and into L&L, with L&L surviving the merger as a wholly-owned subsidiary of New Parent (the “Fourth Merger”); and

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

●	in the fifth merger, Merger Sub V will merge with and into Quality Gold, with Quality Gold surviving the merger as a wholly-owned subsidiary of New Parent (the “Fifth Merger” and together with the First Merger, the Second Merger, the Third Merger and the Fourth Merger, the “Mergers”).

Each Merger will become effective when a certificate of merger is filed with the Secretary of State of Delaware or the Secretary of State of Ohio, as the case may be. The date and time at which the Mergers become effective is defined as the “Effective Time.”

At the Effective Time, each Public Warrant (as defined in Note 3) and Private Placement Warrant (as defined in Note 4) to purchase shares of Class A common stock of the Company that is outstanding immediately prior to the Effective Time will, pursuant to the terms of that certain warrant agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as amended by the warrant assignment, assumption and amendment agreement, dated as of the date of the closing of the Quality Gold Business Combination, by and among the Company, New Parent, and Continental Stock Transfer & Trust Company (as so amended, the “Warrant Agreement”), cease to represent the right to acquire one share of the Company’s Class A common stock and shall be converted in accordance with the terms of the Warrant Agreement, at the Effective Time, into a right to acquire one share of common stock, par value $0.0001 per share, of New Parent (“New Parent Common Stock”) (each, a “New Parent Warrant” and collectively, the “New Parent Warrants”) on substantially the same terms that were in effect immediately prior to the Effective Time under the terms of the Warrant Agreement.

Immediately upon the occurrence of the Effective Time, the Sponsor will automatically forfeit up to 2,070,000 shares of New Parent Common Stock and, immediately after the Effective Time, will transfer 2,610,000 Private Placement Warrants to equityholders of the Quality Gold Companies. In connection with the closing of the Quality Gold Business Combination (the “Closing” and the date of the Closing, the “Closing Date”) (a) the equityholders of the Quality Gold Companies will subject 11,700,000 newly-issued shares of New Parent Common Stock (the “Deferred Company Shares”) and the Closing Adjustment Deferred Shares (as defined below), if any, and (b) the Sponsor will subject 2,070,000 shares of New Parent Common Stock to be issued to the Sponsor (the “Deferred Sponsor Shares” and, together with the Deferred Company Shares and the Closing Adjustment Deferred Shares, the “Deferred Shares”), in each case, to certain restrictions pending the achievement of certain price targets or other triggers pursuant to the Quality Gold Business Combination Agreement. The unvested Deferred Shares will have voting rights but no right to dividends or distributions until such restrictions have lapsed. One third of each of the Deferred Company Shares and the Deferred Sponsor Shares will vest upon the occurrence of each of the following events: (i) the first time the closing price of the New Parent Common Stock equals or exceeds $13.00 per share, (ii) the first time the closing price of the New Parent Common Stock equals or exceeds $15.00 per share, and (iii) the first time the closing price of the New Parent Common Stock equals or exceeds $17.00 per share, in each case, for 20 trading days within any 30 consecutive trading day period following the Closing and subject to adjustment in the event that any dividends are paid. All of the Closing Adjustment Deferred Shares, if any, will vest upon the first time the closing price of the New Parent Common Stock equals or exceeds $13.00 per share for 20 trading days within any 30 consecutive trading day period following the Closing and subject to adjustment in the event that any dividends are paid. If a definitive agreement with respect to a Change in Control (as defined in the Quality Gold Business Combination Agreement) is entered into, then, effective as of immediately prior to the closing of such Change in Control, unless previously vested pursuant to clauses (i) through (iii) of the second preceding sentence, each of the Deferred Company Shares, the Closing Adjustment Deferred Shares and the Deferred Sponsor Shares will vest. In addition, on the seventh anniversary of the Closing, each of the Deferred Company Shares, the Closing Adjustment Deferred Shares and the Deferred Sponsor Shares will vest.

At the Effective Time, all equity interests in the Quality Gold Companies (the “Quality Gold Company Shares”) issued and outstanding immediately prior to the Effective Time will be cancelled and, subject to the terms of the Quality Gold Business Combination Agreement, converted into the right of the holder thereof to receive the applicable portion of the Merger Consideration (as defined below), as allocated pursuant to an allocation schedule setting forth each Quality Gold Company equityholder’s percentage allocation of the Cash Consideration (as defined below), Stock Consideration (as defined below), Deferred Company Shares and the Closing Adjustment Deferred Shares, if any.

Quality Gold Business Combination Consideration

The aggregate consideration to be paid to the equityholders of the Quality Gold Companies in the Mergers (the “Merger Consideration”) will consist of up to $35,000,000 (the “Cash Consideration”), 83,100,000 newly issued shares of New Parent Common Stock (the “Stock Consideration”), the Deferred Company Shares and the Closing Adjustment Deferred Shares, subject to adjustment as described herein.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

If, after giving effect to redemptions of Tastemaker Class A common stock, (x) the amount of cash in the Trust Account to be released to Tastemaker at the Closing plus (y) the aggregate proceeds to be received pursuant to any private placement of equity interests of Tastemaker or New Parent plus (z) all funds held outside of the Trust Account and immediately available to Tastemaker (the sum of clauses (x), (y) and (z), the “Tastemaker Closing Cash”) is less than $27,900,000 (the “Threshold Amount”), then the Cash Consideration will be reduced by the difference between the Threshold Amount and the Tastemaker Closing Cash (the “Cash Consideration Shortfall”), and the Stock Consideration will be increased by a number of shares of New Parent Common Stock equal, in the aggregate, to the quotient of (i) the Cash Consideration Shortfall divided by (ii) $10.10.

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

Tastemaker’s units, Tastemaker’s Class A common stock and Tastemaker’s warrants are currently listed on the Nasdaq Capital Market under the symbols “TMKRU,” “TMKR,” and “TMKRW,” respectively. Upon the closing of the Quality Gold Business Combination, Tastemaker’s securities are expected to be delisted from the Nasdaq Capital Market. Shares of New Parent Common Stock and New Parent Warrants are expected to trade under the symbols “QGLD” and “QGLDW,” respectively, following the consummation of the Quality Gold Business Combination.

Certain Quality Gold Related Agreements

Registration Rights and Lock-Up Agreement

In connection with the Quality Gold Business Combination, New Parent will enter into the registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”) at the Closing. Pursuant to the terms of the Registration Rights and Lock-Up Agreement, New Parent will be obligated to file a registration statement to register the resale of certain securities of New Parent held by the Holders (as defined in the Registration Rights and Lock-Up Agreement). The Registration Rights and Lock-Up Agreement also provides for certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights and Lock-Up Agreement further provides that the parties thereto will be subject to certain restrictions on the transfer of New Parent Common Stock, subject to certain exceptions, until the earliest of (x) 180 days following the Closing, (y) the date after the Closing Date on which the last reported sale price of the New Parent Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period or (z) the date after the Closing Date on which New Parent consummates a liquidation, merger, share exchange, or other similar transaction with an unaffiliated third party that results in all of New Parent’s stockholders having the right to exchange their equity holdings in New Parent for cash, securities or other property. The Registration Rights and Lock-Up Agreement will replace the letter agreement, dated January 7, 2021, pursuant to which the Sponsor and Tastemaker’s directors and officers had agreed to, among other things, certain restrictions on the transfer of Founder Shares (or any shares of Tastemaker’s common stock issuable upon conversion thereof) for one year following the Closing, subject to certain exceptions.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

Support Agreement

In connection with the execution of the Quality Gold Business Combination Agreement, Tastemaker entered into a support agreement (the “Support Agreement”) with Michael Langhammer and Jason Langhammer and entities controlled by such individuals that currently own equity interests in any of the Quality Gold Companies (including trusts for the benefit of any family member of the foregoing) (collectively, the “Key Quality Gold Equityholders”). Pursuant to the Support Agreement, each Key Quality Gold Equityholder, as an equityholder of the Quality Gold Companies, agreed to vote at any meeting of the equityholders of such Quality Gold Company, and in any action by written consent of the equityholders of each Quality Gold Company, all of the Key Quality Gold Equityholder’s Quality Gold Company Shares:

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

Additionally, each of the Key Quality Gold Equityholders has agreed (i) not to, among other things, sell, assign, transfer, or dispose of any of the Quality Gold Company Shares they hold, (ii) to repay in full, at or prior to the Effective Time, any indebtedness owed by the Key Quality Gold Equityholder to any Quality Gold Company and its respective subsidiaries and (iii) to indemnify the Quality Gold Companies and their respective subsidiaries for certain tax liabilities, if incurred.

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

Sponsor Support and Waiver Letter Agreement

Concurrently with the execution of the Quality Gold Business Combination Agreement, New Parent entered into a support and waiver letter agreement with the Sponsor (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to vote all of its shares of Tastemaker common stock (a) in favor of the approval and adoption of the Quality Gold Business Combination Agreement and other transaction documents, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Quality Gold Business Combination Agreement, and (c) against any action, agreement or transactions (other than the Quality Gold Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i)

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

prevent or materially delay the transactions contemplated by the Quality Gold Business Combination Agreement or any other transaction document or (ii) result in the failure of the transactions contemplated by the Quality Gold Business Combination to be consummated.

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

Amendment to Certificate of Incorporation

On December 12, 2022, the Company filed an amendment (the “Extension Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its Initial Business Combination from January 12, 2023 on a monthly basis to July 12, 2023.

On December 12, 2022, the Company convened a special meeting of stockholders (the “Extension Meeting”). At the close of business on the record date of the Extension Meeting, there were 27,600,000 Public Shares and 6,900,000 Founder Shares (as defined in Note 5), each of which was entitled to one vote with respect to the Extension Amendment proposal. Holders of a total of 25,924,166 Public Shares and Founder Shares, representing approximately 75.1% of the outstanding shares entitled to vote at the Extension Meeting, were present in person or by proxy, constituting a quorum. The stockholders of the Company voted on a proposal to amend the Certificate of Incorporation to extend the date by which the Company must consummate an Initial Business Combination from January 12, 2022 on a monthly basis to July 12, 2023.

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

Indemnity

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had $702 in cash held outside of the Trust Account and a working capital deficit of $4,400,856 (excluding income tax payable and franchise tax payable).

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until July 12, 2023, the date at which the Company must complete an Initial Business Combination, which is less than one year from the issuance of the condensed financial statements. Management plans to address this uncertainty through the Initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. If an Initial Business Combination is not consummated by July 12, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation, it will be a “covered corporation” within the meaning of the IR Act, and while not free from doubt, it is possible that, unless an exemption is available, the Company (or any post-combination company) will be subject to the Excise Tax as a result of any redemptions by the Company of its common stock that occurs after December 31, 2022, including redemptions in connection with an Initial Business Combination. Whether and to what extent the Company would be subject to the Excise Tax in connection with an Initial Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Initial Business Combination, (ii) the structure of the Initial

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. More significant accounting estimates included in the condensed financial statements include the determination of the fair value of warrant liabilities, and the fair value of the Company’s related party loans, both of which are described below.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), the recurring valuation of the Private Placement Warrants (as defined in Note 4), and the valuations for the Sponsor Working Capital Loans (as defined in Note 5) require management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $702 and $40,801, respectively.

Investments Held in Trust Account

At March 31, 2023, the assets held in the Trust Account of $31,034,104 were held in a demand deposit account. At December 31, 2022, the assets held in the Trust Account of $30,312,244 were held in money market funds, which were invested in U.S. Treasury securities.

Convertible Promissory Note - Related Party

The Company accounts for the convertible promissory notes in connection with the Sponsor Working Capital Loans (as defined in Note 5) under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company has made the election under ASC 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as of December 31, 2022	$29,882,122
Remeasurement of carrying value to redemption value	668,949
Class A common stock subject to possible redemption as of March 31, 2023	$30,551,071

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,057,446 as a result of the Initial Public Offering (consisting of $5,520,000 of cash underwriting discounts, $10,350,000 of deferred underwriting discounts, and $539,846 of other offering costs). The Company was reimbursed $1,352,400 for offering costs by the underwriter. As such, the Company recorded $14,320,820 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $736,627 of offering costs in connection with the Public Warrants (as defined in Note 3) included in the Units that were classified as liabilities.

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices and the subsequent measurement of the fair value of the Private Placement Warrants was measured using an observable market quote for a similar asset in an active market (see Note 10).

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate for the three months ended March 31, 2023 was (7.2)%. The Company’s effective tax rate for the three months ended March 31, 2022 was 0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of convertible promissory notes and warrant liabilities, and non-deductible transaction costs, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023 and 2022. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 and 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates (loss) income shared pro rata between Class A and Class B common stock. As a result, the calculated net (loss) income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted (loss) income per share, or the effects of the Working Capital Loans (as defined in Note 5) since the exercise of the warrants and conversion of the Working Capital Loans (as defined in Note 5) is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the three months		For the three months
	ended March 31,		ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per
Numerator:
Net (loss) income	$(223,242)	$(526,275)	$4,755,214	$1,188,804
Denominator:
Basic and diluted weighted average shares outstanding	2,926,927	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(0.08)	$(0.08)	$0.17	$0.17

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

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

The carrying amounts reflected in the condensed balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000, at $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

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

On March 22, 2022, the Company entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, the Company entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan,” together with the March Sponsor Working Capital Loan, the “Sponsor Working Capital Loans”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which the Company consummates its Initial Business Combination and (ii) the date that the winding up of the Company is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, the Company drew $370,000 from the July Sponsor Working Capital Loan, which has not yet been repaid as of March 31, 2023.

The fair value option was elected (see Note 9) and, as such, the fair value of the Sponsor Working Capital Loans is shown on the condensed balance sheets as $92,200 and $77,900 as of March 31, 2023 and December 31, 2022, respectively.

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. On December 9, 2022, January 23, 2023, February 3, 2023, February 16, 2023, March 1, 2023, April 12, 2023, April 20, 2023, and May 3, 2023 the Company drew $86,100, $32,445, $34,505, $61,750, $30,900, $136,500, $2,000, and $100,000, respectively, from the Second Promissory Note, which have not yet been repaid as of March 31, 2023. As of March 31, 2023, the total amount drawn on the Second Promissory Note was $245,700.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

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

On January 20, 2023, February 15, 2023, March 28, 2023, April 11, 2023, and May 11, 2023 the Company deposited $146,346, or $0.05 per Public Share that was not redeemed in connection with the Extension Meeting, into the Trust Account to extend the Combination Period to June 12, 2023. The Company will deposit an additional $146,346 into the Trust Account for each calendar month (commencing on January 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination. Such amounts will be distributed either to: (i) holders of shares of Class A common stock upon the Company’s liquidation or (ii) holders of shares of Class A common stock who elect to have their shares redeemed in connection with the consummation of the Company’s Initial Business Combination. The Sponsor or its designee will have the sole discretion whether to continue extending for additional calendar months until July 12, 2023 and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional advances will terminate.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000. As of March 31, 2023 and December 31, 2022, $258,000 and $228,000 of these expenses are recorded in Accrued expenses in the condensed balance sheets, respectively.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

Vendor Agreements

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the Initial Business Combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the Initial Public Offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or New Parent Common Stock) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the Initial Business Combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the Initial Business Combination.

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

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

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, the Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.

At March 31, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,926,927 shares of Class A common stock issued and outstanding, including 2,926,927 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Prior to an Initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of an Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with an Initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Sponsor Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Demand deposit account	$31,034,104	$31,034,104	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,070,000	$2,070,000	$—	$—
Warrant liability – Private Placement Warrants	$1,305,000	$—	$1,305,000	$—
Convertible promissory note - related party	$92,200	$—	$—	$92,200

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$30,312,244	$30,312,244	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,070,000	$2,070,000	$—	$—
Warrant liability – Private Placement Warrants	$1,305,000	$—	$1,305,000	$—
Convertible promissory note - related party	$77,900	$—	$—	$77,900

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.15 per warrant as of March 31, 2023 and December 31, 2022, respectively.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value of the Private Placement Warrants was $0.15 per warrant as of March 31, 2023 and December 31, 2022, respectively.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in March 31, 2021 due to the use of an observable market quote for a similar asset in an active market. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023.

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

At January 12, 2021
(Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing an Initial Business Combination	90.0%
Expected life of the option to convert (in years)	6.59
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.80%
Fair value of warrants	$0.96

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of March 31,	As of December 31,	At January 12, 2021
	2023	2022	(Initial Measurement)
Stock price	$10.35	$10.18	$10.00
Strike price	$11.50	$11.50	$11.50
Probability of completing an Initial Business	18.0%	15.0%	90.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.28	5.03	6.59
Volatility	0.4%	6.0%	14.0%
Risk-free rate	3.59%	3.99%	0.80%
Fair value of warrants	$0.15	$0.15	$0.96

The convertible promissory notes - related party were valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair values of the convertible promissory notes - related party were based on the following significant inputs:

	As of March 31,	As of December	As of July 21, 2022	As of March 25, 2022	As of March 2, 2022
	2023	31, 2022	(Initial Measurement)	(Initial Measurement)	(Initial Measurement)
Warrant price	$0.15	$0.15	$0.14	$0.23	$0.22
Conversion price	$1.00	$1.00	$1.00	$1.00	$1.00
Expected term	0.28	0.03	0.48	0.38	0.45
Warrant volatility	149.0%	93.0%	152.9%	77.0%	79.0%
Risk free rate	5.4%	0.5%	2.9%	0.8%	0.6%
Discount rate	5.90%	6.19%	6.44%	4.96%	3.91%
Probability of completing an Initial Business Combination	18.0%	15.0%	11.0%	21.0%	25.0%
Fair value convertible promissory note - related party	$92,200	$77,900	$39,700	$10,300	$24,600

TASTEMAKER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH  31, 2023

(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at January 1, 2022	$—
Initial measurement of draw on convertible promissory note - related party on March 2, 2022	24,600
Initial measurement of draw on convertible promissory note - related party on March 25, 2022	10,300
Change in fair value	(5,400)
Fair value as of March 31, 2022	$29,500

Fair value as of January 1, 2023	$77,900
Change in fair value	14,300
Fair value as of March 31, 2023	$92,200

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $0 and $6,300,000 within the change in fair value of warrant liabilities in the condensed statements of operations for the three months ended March 31, 2023 and 2022, respectively. The Company recognized a loss on the change in fair value of the Sponsor Working Capital Loans of $14,300 and a gain on the change in fair value of the Sponsor Working Capital Loans of $5,400 in the condensed statements of operations for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the loan draw and payment for the extension of the Combination Period, and the additional draws on the Second Promissory Note, as disclosed in Note 5, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Quality Gold Business Combination

On October 20, 2022, we entered into a Business Combination Agreement (“Quality Gold Business Combination Agreement”) with Quality Gold Holdings, Inc. (“New Parent”), five newly incorporated subsidiaries of New Parent: Tastemaker Merger Sub, Inc., a Delaware Corporation, QGM Merger Sub, Inc., an Ohio corporation, J&M Merger Sub, Inc., a Delaware corporation, L&L Merger Sub, Inc., an Ohio corporation, and Quality Gold Merger Sub, Inc., an Ohio corporation (the five newly incorporated subsidiaries are referred as the “Merger Subs” collectively), and four operating companies affiliated with each other and New Parent: Quality Gold, Inc., an Ohio corporation, QGM, LLC, an Ohio limited liability company, J & M Group Holdings Inc., a Delaware corporation, and L & L Group Holdings, LLC, an Ohio limited liability company (the four operating companies affiliated with each other and New Parent are referred as the “Quality Gold Companies,” collectively), pursuant to which the Company and the Quality Gold Companies will enter into a Business Combination. The consideration payable under the Quality Gold Business Combination Agreement to the equityholders of the Quality Gold Companies consists of a combination of cash and shares of New Parent and our stockholders and warrant holders will receive shares and warrants of New Parent.

For a more detailed description of the Quality Gold Business Combination Agreement and the transactions contemplated therein, please see the Registration Statement on Form S-4 filed by Quality Gold Holdings Inc. with the SEC on December 23, 2022 (File No. 333-268971), as amended.

Extension of our Combination Period

We originally had up to 24 months from the closing of our initial public offering, or until January 12, 2023, to consummate an Initial Business Combination. However, at our 2022 special meeting of stockholders held on December 12, 2022 (the “Extension Meeting”), our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation, including any amendments thereto (the “Certificate of Incorporation”),  to extend the date by which we have to consummate an Initial Business Combination from January 12, 2023 on a month-to-month basis to July 12, 2023. In connection with the Extension Meeting, stockholders holding 24,673,073 public shares exercised their right to redeem their shares for a pro rata portion of the funds in our trust account (the “Trust Account”). As a result, approximately $251.6 million (approximately $10.20 per share) was removed from the Trust Account and paid to such holders and approximately $29.8 million remained in the Trust Account. Following the redemptions, as of March 31, 2023, we had 2,926,927 public shares outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 10, 2020 (inception) through March 31, 2023 were formation and operational activities, and since the closing of the initial public offering, those related to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $749,517, which primarily resulted from operating costs of $925,183, income tax expense of $50,555, franchise tax expense of $35,100, interest expense of $7,200, and a loss on the change in fair value of the convertible promissory note to a related party of $14,300, partially offset by interest income on the Trust Account of $282,821.

For the three months ended March 31, 2022, we had net income of $5,944,018, which resulted primarily from a gain on change in fair value of warrant liabilities for $6,300,000, unrealized gain on investments held in the Trust Account of $7,026, interest income of $1, change in fair value of convertible promissory note - related party of $5,400, partially offset by operating and formation costs of $318,894 and franchise tax expenses of $49,515.

Liquidity, Capital Resources, and Going Concern

On January 12, 2021, we consummated our initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $276,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 8,700,000 private placement warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $8,700,000.

For the three months ended March 31, 2023, net cash used in operating activities was $199,699, which was primarily due to operational costs and franchise taxes paid during the period.

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

For the three months ended March 31, 2023, net cash used in investing activities was $439,039, which resulted fully from cash deposited into the Trust Account in connection with the extension of our time to consummate a Business Combination.

For the three months ended March 31, 2022, net cash provided by investing activities was $62,738, which resulted from $62,738 in proceeds from the Trust Account to pay for franchise taxes.

For the three months ended March 31, 2023, net cash provided by financing activities was $598,639, which was a result of proceeds from a promissory note.

For the three months ended March 31, 2022, net cash provided from financing activities was $150,000, which was a result of proceeds from a convertible promissory note.

As of March 31, 2023 and December 31, 2022, we had cash of $702 and $40,801, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis (the “Sponsor Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

We anticipate that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that an Initial Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern from the date that the condensed financial statements are released to July 12, 2023, the date at which we must complete an Initial Business Combination, which is less than one year from the issuance of the condensed financial statements. If an Initial Business Combination is not consummated by July 12, 2023 and unless such date is extended, there will be a mandatory liquidation and subsequent dissolution of the Company. There is no assurance that our plans to consummate the Initial Business Combination will be successful or successful by the required date. The condensed financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of the Sponsor Working Capital Loans (and any Class A common stock issuable upon the exercise of the private placement warrants) have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

We entered into an agreement, commencing on the effective date of the initial public offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, we incurred expenses of $30,000 under this agreement.

Underwriting Agreement

We granted the underwriter of our initial public offering a 45-day option to purchase up to 3,600,000 additional units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. On January 12, 2021, the underwriter exercised the over-allotment option in full and purchased 3,600,000 units at an offering price of $10.00 per unit, generating additional gross proceeds for us of $36,000,000.

The underwriter were paid a cash underwriting fee of $0.20 per unit, or $5,520,000 in the aggregate. In addition, $0.375 per unit, or $10,350,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the Initial Business Combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the initial public offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or common stock New Parent) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the Initial Business Combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the Initial Business Combination.

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

Related Party Loans

On March 22, 2022, we entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) with the Sponsor in the amount of $150,000, pursuant to which we received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date our winding up is effective. The unpaid principal balance on the March Sponsor Working Capital Loan may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2023, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, we entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which we consummate our Initial Business Combination and (ii) the date that our winding up is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the private placement warrants. On July 21, 2022, the Company drew $370,000 from the promissory note, which has not yet been repaid as of March 31, 2023.

The fair value option was elected (see Note 9 of the condensed financial statements and the notes thereto contained elsewhere in this Report) and, as such, the fair value of both of the sponsor working capital loans is shown on the condensed balance sheets as $92,200 and $77,900 as of March 31, 2023 and December 31, 2022, respectively.

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. On December 9, 2022, January 23, 2023, February 3, 2023, February 16, 2023, and March 1, 2023, April 20, 2023, and May 3, 2023, the Company drew $86,100, $32,445, $34,505, $61,750, $30,900, $2,000, and $100,000, respectively, from the Second Promissory Note, which have not yet been repaid as of March 31, 2023. As of March 31, 2023, the total amount drawn on the Second Promissory Note was $245,700.

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

On January 20, 2023, February 15, 2023, March 28, 2023, April 11, 2023, and May 11, 2023 the Company deposited $146,346, or $0.05 per Public Share that was not redeemed in connection with the Special Meeting, into the Trust Account to extend the date by which we have to consummate an Initial Business Combination to June 12, 2023. The Company will deposit an additional $146,346 into the Trust Account for each calendar month (commencing on January 12, 2023 and ending on the 12th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination. Such amounts will be distributed either to: (i) holders of shares of Class A common stock upon the Company’s liquidation or (ii) holders of shares of Class A common stock who elect to have their shares redeemed in connection with the consummation of the Company’s Initial Business Combination. The Sponsor or its designee will have the sole discretion whether to continue extending for additional calendar months until July 12, 2023 and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional advances will terminate.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Convertible Promissory Note - Related Party

We account for the convertible promissory notes in connection with the Sponsor Working Capital Loans under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The accounting treatment of derivative financial instruments required that we record the warrants as derivative liabilities at fair value upon the closing of the initial public offering. As of March 31, 2023 and December 31, 2022, we estimated the fair value of the warrant derivative liabilities to be $3,375,000, respectively.

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

Net (Loss) Income Per Share of Common Stock

Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates (loss) income shared pro rata between Class A and Class B common stock.

As a result, the calculated net (loss) income per share is the same for Class A and Class B shares of common stock. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 22,500,000 shares in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the condensed financial statements and the notes thereto contained elsewhere in this Report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Certifying Officers concluded that, due to the Company’s restatement of its January 12, 2021, March 31, 2021, June 30, 2021, and September 30, 2022 condensed financial statements relating to the accounting for complex financial instruments, and the inaccurate reporting of period end accruals on the Company’s June 30, 2022 condensed financial statements, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of March 31, 2023, the material weaknesses had not been remediated.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S 1 initially filed with the SEC on October 2, 2020, as amended, and declared effective on January 7, 2021 (File No. 333 249278), (ii) Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 as filed with the SEC on May 17, 2021, May 17, 2022, August 15, 2022, and November 10, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate an Initial Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate an Initial Business Combination

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate an Initial Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate an Initial Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), on January 11, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our initial public offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However on January 11, 2023 , to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

In the event that we may be Þemed to be an investment company, we may be required to liquidate the Company.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Shares in connection with the Extension may subject us to the excise tax, unless one of the two exceptions above apply. Redemptions would only occur if the Extension Amendment Proposal is approved by our stockholders and the Extension is implemented by the Board.

If the deadline for us to complete an Initial Business Combination is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Initial Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Initial Business Combination), (iii) if we fail to timely consummate an Initial Business Combination and liquidate in a taxable year  subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete an Initial Business Combination and could affect our ability to complete an Initial Business Combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For a description of the use of proceeds generated in our initial public offering and private placement, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the registration statement of our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

10.1	Promissory Note, dated January 11, 2023, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2023).

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

Tastemaker Acquisition Corp.

Date: May 15, 2023	By:	/s/ David Pace
Name: David Pace
Title: Co-Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Andrew Pforzheimer
Name: Andrew Pforzheimer
Title: Co-Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Chris Bradley
Name: Chris Bradley
Title: Chief Financial Officer (Principal Accounting and Financial Officer)