Form 10-Q
period 2023-06-30
Priveterra Acquisition Corp. II
filed 2023-08-21
CIK 1821606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39858

PRIVETERRA ACQUISITION CORP.II

(Exact name of registrant as specified in its charter)

Delaware	85-2478126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Park Place

Irvine, CA 92614

(Address of principal executive offices and zip code)

(949) 787-2910

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

As of August 21, 2023, there were 8,821,956 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$221	$40,801
Prepaid expenses and other	67,143	8,333
Total current assets	67,364	49,134
Cash and investments held in Trust Account	31,337,174	30,312,244
Total Assets	$31,404,538	$30,361,378

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$434,000	$238,797
Income tax payable	16,895	199,728
Franchise tax payable	—	32,744
Accrued expenses	1,239,823	2,628,727
Deferred tax liability	—	97,650
Promissory note - related party	1,362,278	86,100
Convertible promissory note - related party	70,935	77,900
Total current liabilities	3,123,931	3,361,646
Deferred underwriting fee payable	10,350,000	10,350,000
Warrant liabilities	460,896	3,375,000
Total Liabilities	13,934,827	17,086,646

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 2,926,927 shares at redemption value at $10.67 and $10.21 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	31,229,479	29,882,122
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued at June 30, 2023 and December 31, 2022; no shares outstanding (excluding 2,926,927 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,760,458)	(16,608,080)
Total Stockholders' Deficit	(13,759,768)	(16,607,390)
Total Liabilities and Stockholders' Deficit	$31,404,538	$30,361,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating and formation costs	$566,707	$194,833	$1,491,890	$513,727
Franchise tax expense	35,700	49,863	70,800	99,378
Loss from operations	(602,407)	(244,696)	(1,562,690)	(613,105)
Other income (expense):
Interest expense	—	—	(7,200)	—
Unrealized gain on investments held in Trust Account	—	411,042	—	418,068
Interest income on Trust Account	340,663	—	623,484	—
Interest income on operating account	1	—	1	1
Forgiveness of debt	2,336,366	—	2,336,366	—
Gain on change in fair value of warrant liabilities	2,914,104	3,150,000	2,914,104	9,450,000
Gain on change in fair value of convertible promissory note - related party	21,265	10,800	6,965	16,200
Total other income	5,612,399	3,571,842	5,873,720	9,884,269
Income before income taxes	5,009,992	3,327,146	4,311,030	9,271,164
Income tax expense	(65,496)	(21,048)	(116,051)	(21,048)
Net income	$4,944,496	$3,306,098	$4,194,979	$9,250,116

Basic and diluted weighted average shares outstanding, Class A Common Stock	2,926,927	27,600,000	2,926,927	27,600,000
Basic and diluted net income per share, Class A Common Stock	$0.50	$0.10	$0.43	$0.27
Basic and diluted weighted average shares outstanding, Class B Common Stock	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income per share, Class B Common Stock	$0.50	$0.10	$0.43	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	6,900,000	$690	$—	$(16,608,080)	$(16,607,390)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(668,949)	(668,949)
Net loss	—	—	—	—	—	(749,517)	(749,517)
Balance – March 31, 2023	—	—	6,900,000	690	—	(18,026,546)	(18,025,856)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(678,408)	(678,408)
Net income	—	—	—	—	—	4,944,496	4,944,496
Balance – June 30, 2023	—	$—	6,900,000	$690	$—	$(13,760,458)	$(13,759,768)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	115,100	—	115,100
Net income	—	—	—	—	—	5,944,018	5,944,018
Balance – March 31, 2022	—	—	6,900,000	690	115,100	(15,484,611)	(15,368,821)
Net income	—	—	—	—	—	3,306,098	3,306,098
Balance – June 30, 2022	—	$—	6,900,000	$690	$115,100	$(12,178,513)	$(12,062,723)

The accompanying notes are an integral part of these unaudited condensed financial statements

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,194,979	$9,250,116
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of convertible promissory note - related party	(6,965)	(16,200)
Interest income on Trust Account	(623,484)	—
Unrealized gain on investments held in Trust Account	—	(191,140)
Gain on change in fair value of warrant liabilities	(2,914,104)	(9,450,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	(58,810)	96,013
Accounts payable	195,203	118,780
Income tax payable	(182,833)	21,048
Franchise tax payable	(32,744)	(37,871)
Accrued expenses	(1,388,904)	60,000
Accrued interest receivable	—	(226,928)
Deferred tax liability	(97,650)	—
Net cash used in operating activities	(915,312)	(376,182)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension contribution	(878,078)	—
Proceeds from Trust Account for payment of franchise and income taxes	476,632	62,738
Net cash (used in) provided by investing activities	(401,446)	62,738

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	—	150,000
Proceeds from promissory note	1,276,178	—
Net cash provided by financing activities	1,276,178	150,000
Net change in cash	(40,580)	(163,444)
Cash - beginning of period	40,801	181,220
Cash - end of period	$221	$17,776

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$1,347,357	$—
Excess of cash received over fair value of convertible promissory note - related party	$—	$115,100

Supplemental cash flow information
Cash paid for franchise taxes	$112,744	$—
Cash paid for interest	$7,200	$—
Cash paid for income taxes	$396,534	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Priveterra Acquisition Corp. II (the “Company” or “TMKR”) is a blank check company incorporated in Delaware on August 10, 2020 with the name “Tastemaker Acquisition Corp.” The Company changed its name on July 6, 2023 to Priveterra Acquisition Corp. II. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company has not commenced any operations. All activity from August 10, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for and consummation of a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a Trust Account (as defined below) from the proceeds derived from the Initial Public Offering, and potential gains from changes in the fair value of warrant liabilities and convertible promissory notes.

The Company’s sponsor is Priveterra Sponsor LLC II, a Delaware corporation, which changed its name from Tastemaker Sponsor LLC on July 6, 2023 (the “Sponsor”).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,700,000 Private Placement Warrants (as defined in Note 4) in the Private Placement (as defined in Note 4) at a price of $1.00 per Private Placement Warrant to the Sponsor generating gross proceeds of $8,700,000, which is described in Note 4.

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company will proceed with the Initial Business Combination only if, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, including any amendments thereto (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the Initial Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an Initial Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Initial Business Combination or do not vote at all.

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company previously had until January 12, 2023 to complete an Initial Business Combination. On December 12, 2022, the Company filed the Extension Amendment (as defined below) to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extended the date by which the Company must consummate its Initial Business Combination from January 12, 2023 to July 12, 2023 on a month-by-month basis (the “Combination Period”). The Company deposited $146,346, or $0.05 per Public Share that was not redeemed in connection with the Extension Meeting (as defined below), into the Trust Account to extend the Combination Period until July 12, 2023 on a month-by-month basis.

On July 11, 2023, the Company filed the Second Extension and Redemption Limitation Amendment (as defined below) to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Second Extension and Redemption Limitation Amendment extends the Combination Period from July 12, 2023 to January 12, 2024 (See Note 10).

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

Termination of Quality Gold Business Combination Agreement

On October 20, 2022, the Company, Quality Gold Holdings, Inc. (“New Parent”), five newly incorporated subsidiaries of New Parent: Tastemaker Merger Sub, Inc., a Delaware Corporation (“Merger Sub I”), QGM Merger Sub, Inc., an Ohio corporation (“Merger Sub II”), J&M Merger Sub, Inc., a Delaware corporation (“Merger Sub III”), L&L Merger Sub, Inc., an Ohio corporation (“Merger Sub IV”), and Quality Gold Merger Sub, Inc., an Ohio corporation (“Merger Sub V” and together with Merger Sub I, Merger Sub II, Merger Sub III and Merger Sub IV, the “Merger Subs”), and the Quality Gold Companies (as defined below) entered into a business combination agreement (the “Quality Gold Business Combination Agreement”) pursuant to which New Parent, the Company and four operating companies affiliated with each other and New Parent: Quality Gold, Inc., an Ohio corporation (“Quality Gold”), QGM, LLC, an Ohio limited liability company (“QGM”), J & M Group Holdings Inc., a Delaware corporation (“J&M”), and L & L Group Holdings, LLC, an Ohio limited liability company (“L&L,” and together with Quality Gold, QGM, and J&M, the “Quality Gold Companies”) would enter into an Initial Business Combination resulting in each of the Quality Gold Companies and the Company becoming direct, wholly-owned subsidiaries of New Parent. The proposed Initial Business Combination transactions involving the Company and the Quality Gold Companies, including all of the transactions contemplated by the Quality Gold Business Combination Agreement, are referred to as the “Quality Gold Business Combination.” The consideration payable under the Quality Gold Business Combination Agreement to the equity holders of the Quality Gold Companies consisted of a combination of cash and shares of New Parent and the stockholders and warrant holders of the Company would receive shares and warrants of New Parent.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On June 21, 2023, the Business Combination Agreement was terminated, effective as of June 21, 2023 (the “Termination”). The Termination also terminates and makes void the Support Agreement (as defined in the Quality Gold Business Combination Agreement) and the Sponsor Letter Agreement (as defined in the Quality Gold Business Combination Agreement), which were executed concurrently with the Business Combination Agreement. As a result, there was no financial impact due to the termination.

Amendments to Certificate of Incorporation

On December 12, 2022, the Company convened a special meeting of stockholders (the “Extension Meeting”). At the close of business on the record date of the Extension Meeting, there were 27,600,000 Public Shares and 6,900,000 Founder Shares (as defined in Note 5) outstanding, each of which was entitled to one vote with respect to the proposal. Holders of a total of 25,924,166 Public Shares and Founder Shares, representing approximately 75.1% of the outstanding shares entitled to vote at the Extension Meeting, were present in person or by proxy, constituting a quorum. The stockholders of the Company voted on and approved a proposal to amend the Certificate of Incorporation to extend the date by which the Company must consummate an Initial Business Combination from January 12, 2022 on a monthly basis to July 12, 2023.

Stockholders holding 24,673,073 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $251.6 million (approximately $10.20 per share) was removed from the Trust Account to pay such redeeming holders, and approximately $29.8 million (approximately $10.20 per share) remained in the Trust Account.

On December 12, 2022, the Company filed an amendment (the “Extension Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its Initial Business Combination from January 12, 2023 on a monthly basis to July 12, 2023.

On July 10, 2023, the Company convened a special meeting of stockholders (the “Second Extension Meeting”). The only proposal submitted for a vote of the stockholders at the Second Extension Meeting was the approval of the adjournment of such meeting. The reconvened Special Meeting (the “Reconvened Meeting”) was held on July 11, 2023. At the close of business on the record date of the Second Extension Meeting and the Reconvened Meeting, there were 2,926,927 Public Shares and 6,900,000 Founder Shares outstanding, each of which was entitled to one vote with respect to each of the proposals. Holders of a total of 8,766,221 Public Shares and Founder Shares, representing approximately 89.2% of the outstanding shares entitled to vote at the Second Extension Meeting, were present in person or by proxy, constituting a quorum. At the Reconvened Meeting, the Company’s stockholders voted on and approved a proposal to amend the Company’s Certificate of Incorporation to extend the date by which it has to consummate a business combination from July 12, 2023 (the date which is 30 months from the closing date of the Company’s initial public offering of the units) to January 12, 2024 (the date which is 36 months from the closing date of the Company’s initial public offering of the units). In addition, the Company’s stockholders voted on and approved a proposal to amend the Company’s Certificate of Incorporation to eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule)) of less than $5,000,001 in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed such limitation.

Stockholders holding 1,004,971 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $10.8 million (approximately $10.73 per share) was removed from the Trust Account to pay such redeeming holders, and approximately $20.6 million (approximately $10.73 per share) remained in the Trust Account. On July 17, 2023, the Sponsor deposited $57,659 into the Trust Account in respect of Public Shares outstanding following the redemption of shares in connection with the Reconvened Meeting.

On July 11, 2023, the Company filed an amendment (the “Second Extension and Redemption Limitation Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Second Extension and Redemption Limitation Amendment extends the date by which the Company must consummate its Initial Business Combination from July 12, 2023 to January 12, 2024 and eliminates the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule)) of less than $5,000,001 (See Note 10).

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had $221 in cash held outside of the Trust Account and a working capital deficit of $3,039,672 (excluding income tax payable and franchise tax payable).

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023, will not be sufficient to allow the Company to operate until January 12, 2024, the date at which the Company must complete an Initial Business Combination, which is less than one year from the issuance of the condensed financial statements. Management plans to address this uncertainty through the Initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. If an Initial Business Combination is not consummated by January 12, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $221 and $40,801, respectively.

Cash and Investments Held in Trust Account

At June 30, 2023, the assets held in the Trust Account of $31,337,174 were held in a demand deposit account. At December 31, 2022, the assets held in the Trust Account of $30,312,244 were held in money market funds, which were invested in U.S. Treasury securities.

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

As of June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as of December 31, 2022	$29,882,122
Remeasurement of carrying value to redemption value	1,347,357
Class A common stock subject to possible redemption as of June 30, 2023	$31,229,479

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company’s effective tax rate for the three and six months ended June 30, 2023 was 1.31% and 2.69%, respectively. The Company’s and effective tax rate for the three and six months ended June 30, 2022 was 0.63% and 0.23%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of convertible promissory notes and warrant liabilities, and non-deductible transaction costs, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2023 and 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2023 and 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per
Numerator:
Net income	$1,472,706	$3,471,790	$2,644,877	$661,221	$1,249,465	$2,945,514	$7,400,093	$1,850,023
Denominator:
Basic and diluted weighted average shares outstanding	2,926,927	6,900,000	27,600,000	6,900,000	2,926,927	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.50	$0.50	$0.10	$0.10	$0.43	$0.43	$0.27	$0.27

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

On March 22, 2022, the Company entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, the Company entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan,” together with the March Sponsor Working Capital Loan, the “Sponsor Working Capital Loans”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which the Company consummates its Initial Business Combination and (ii) the date that the winding up of the Company is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, the Company drew $370,000 from the July Sponsor Working Capital Loan, which has not yet been repaid as of June 30, 2023.

The fair value option was elected (see Note 9) and, as such, the fair value of the Sponsor Working Capital Loans is shown on the condensed balance sheets as $70,935 and $77,900 as of June 30, 2023 and December 31, 2022, respectively.

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. On December 9, 2022, January 23, 2023, February 3, 2023, February 16, 2023, March 1, 2023, April 12, 2023, April 20, 2023, and May 3, 2023 the Company drew $86,100, $32,445, $34,505, $61,750, $30,900, $136,500, $2,000, and $100,000, respectively, from the Second Promissory Note, which have not yet been repaid as of June 30, 2023. As of June 30, 2023, the total amount drawn on the Second Promissory Note was $484,200.

On January 11, 2023, the Company issued a promissory note (the “Third Promissory Note”) in the principal amount of up to $878,078 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $878,078 in connection with the extension of the Company’s time to consummate an Initial Business Combination from January 12, 2023 to July 12, 2023 on a month-by-month basis.

The Third Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On January 20, 2023, February 15, 2023, March 28, 2023, April 11, 2023, May 11, 2023 and June 13, 2023 the Company deposited $146,346 each month, totaling $878,078 or $0.05 per Public Share that was not redeemed in connection with the Extension Meeting, into the Trust Account to extend the Combination Period to July 12, 2023. Such amounts will be distributed either to: (i) holders of shares of Class A common stock upon the Company’s liquidation or (ii) holders of shares of Class A common stock who elect to have their shares redeemed in connection with the consummation of the Company’s Initial Business Combination. On July 11, 2023, the Company extended the Combination Period from July 12, 2023 to January 12, 2024.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. During the three and six months ended June 30, 2023, the Company incurred expenses of $30,000 and $60,000, respectively. During the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively. As of June 30, 2023 and December 31, 2022, $288,000 and $228,000 of these expenses are recorded in Accrued expenses in the condensed balance sheets, respectively.

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

Vendor Agreements

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the Initial Business Combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the Initial Public Offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or New Parent Common Stock) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the Initial Business Combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the Initial Business Combination. On June 12, 2023, the underwriter agreed to waive the fees payable to the underwriter that were contingent on the completion of the Initial Business Combination as well as the deferred underwriting commission.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On September 23, 2022, the Company entered into an agreement with a financial advisor (the “First Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the First Financial Advisor a fee of $700,000 contingent upon the consummation of the Initial Business Combination. On June 21, 2023, the agreement was terminated along with the Business Combination Agreement. Based on the vendor agreement, no service was provided under the agreement as of June 30, 2023. As a result, there has been no significant impact on the Financial Statements.

On October 11, 2022, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $1,000,000 contingent upon the consummation of the Initial Business Combination. On June 21, 2023, the agreement was terminated along with the Business Combination Agreement. Based on the vendor agreement, no service was provided under the agreement as of June 30, 2023. As a result, there has been no significant impact on the Financial Statements.

Nasdaq Letter

On June 15, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that, based on Nasdaq’s review of the Company’s Market Value of Listed Securities (“MVLS”) for the last 30 consecutive business days, the Company no longer meets the minimum MVLS requirement of $35 million for continued listing of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”), on Nasdaq under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had 180 calendar days, or until December 12, 2023, to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company’s Class A common stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period.

On August 8, 2023, the Company received a notice from Nasdaq that for the last 18 consecutive business days, from July 12, 2023 to August 7, 2023, the Company’s market value of listed securities has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the MVLS Rule and Nasdaq has closed the matter (See Note 10).

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,926,927 shares of Class A common stock issued and outstanding, including 2,926,927 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Prior to an Initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Cash and investments held in Trust Account:
Demand deposit account	$31,337,174	$31,337,174	$—	$—
Liabilities
Warrant liability – Public Warrants	$277,380	$277,380	$—	$—
Warrant liability – Private Placement Warrants	$183,516	$—	$183,516	$—
Convertible promissory note - related party	$70,935	$—	$—	$70,935

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$30,312,244	$30,312,244	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,070,000	$2,070,000	$—	$—
Warrant liability – Private Placement Warrants	$1,305,000	$—	$1,305,000	$—
Convertible promissory note - related party	$77,900	$—	$—	$77,900

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TMKRW. The quoted price of the Public Warrants was $0.02 and $0.15 per warrant as of June 30, 2023 and December 31, 2022, respectively.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value of the Private Placement Warrants was $0.02 and $0.15 per warrant as of June 30, 2023 and December 31, 2022, respectively.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in March 31, 2021 due to the use of an observable market quote for a similar asset in an active market. There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2023.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

At January 12, 2021
(Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing an Initial Business Combination	90.0%
Expected life of the option to convert (in years)	6.59
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.80%
Fair value of warrants	$0.96

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of June 30,	As of December 31,	At January 12, 2021
	2023	2022	(Initial Measurement)
Stock price	$10.60	$10.18	$10.00
Strike price	$11.50	$11.50	$11.50
Probability of completing an Initial Business	14.0%	15.0%	90.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.49	5.03	6.59
Volatility	1.50%	6.0%	14.0%
Risk-free rate	5.25%	3.99%	0.80%
Fair value of warrants	$0.02	$0.15	$0.96

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The convertible promissory notes - related party were valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair values of the convertible promissory notes - related party were based on the following significant inputs:

	As of June 30,	As of December	As of July 21, 2022	As of March 25, 2022	As of March 2, 2022
	2023	31, 2022	(Initial Measurement)	(Initial Measurement)	(Initial Measurement)
Warrant price	$0.02	$0.15	$0.14	$0.23	$0.22
Conversion price	$1.00	$1.00	$1.00	$1.00	$1.00
Expected term	0.49	0.03	0.48	0.38	0.45
Warrant volatility	1.5%	93.0%	152.9%	77.0%	79.0%
Risk free rate	4.13%	0.5%	2.9%	0.8%	0.6%
Discount rate	5.47%	6.19%	6.44%	4.96%	3.91%
Probability of completing an Initial Business Combination	14.0%	15.0%	11.0%	21.0%	25.0%
Fair value convertible promissory note - related party	$70,935	$77,900	$39,700	$10,300	$24,600

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at January 1, 2022	$—
Initial measurement of draw on convertible promissory note - related party on March 2, 2022	24,600
Initial measurement of draw on convertible promissory note - related party on March 25, 2022	10,300
Change in fair value	(5,400)
Fair value as of March 31, 2022	29,500
Change in fair value	(10,800)
Fair value as of June 30, 2022	$18,700
Fair value as of January 1, 2023	$77,900
Change in fair value	14,300
Fair value as of March 31, 2023	92,200
Change in fair value	(21,265)
Fair value as of June 30, 2023	$70,935

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $2,914,104 within the change in fair value of warrant liabilities in the condensed statements of operations for the three and six months ended June 30, 2023, respectively. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $3,150,000 and $9,450,000 within the change in fair value of warrant liabilities in the condensed statements of operations for the three and six months ended June 30, 2022, respectively. The Company recognized a gain on the change in fair value of the Sponsor Working Capital Loans of $21,265 and $6,965 in the condensed statements of operations for the three and six months ended June 30, 2023, respectively. The Company recognized a gain (loss) on the change in fair value of the Sponsor Working Capital Loans of $10,800 and $16,200 in the condensed statements of operations for the three and six months ended June 30, 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Director and Officer Resignations and Appointments

Effective July 3, 2023, (i) David Pace and Andrew Pforzheimer resigned as Co-Chief Executive Officers of the Company, and as members of the board of directors of the Company (the “Board”), (ii) Gregory Golkin resigned as President of the Company and as a member of the Board, (iii) Christopher Bradley resigned as Chief Financial Officer and Secretary of the Company, and (iv) Daniel Fleischmann resigned as Chief Strategy Officer of the Company. The Company appointed Oleg Grodnensky as Chief Executive Officer and Chairman of the Board. Additionally, effective July 3, 2023, the Company’s independent directors, Harold Rosser, Rick Federico, Starlette Johnson and Andrew Heyer, resigned as members of the Board and from all committees thereof on which he or she served. There were no disagreements between the Company and any of these individuals.

Effective July 5, 2023, the Company elected Bill Carpou, Dimitri Azar and Cameron Piron to serve as independent members of the Board. Each of Messrs. Carpou, Azar and Piron is serves on the Audit Committee and Compensation Committee of the Company.

Promissory Note Contribution

On July 3, 2023, the Sponsor, in its capacity as a shareholder of the Company, contributed each of the outstanding promissory notes issued by the Company to the Sponsor, including those dated as of March 22, 2022, July 21, 2022, December 9, 2022 and January 11, 2023, in each case, as amended, restated, or otherwise modified from time to time, as a contribution to the capital of the Company, effective as of July 3, 2023, and as a result, an aggregate amount of $1,362,278 accounted for as promissory note - related party and $70,935 accounted for as convertible promissory note - related party are no longer outstanding. See Note 5 for descriptions of the promissory notes and convertible promissory notes.

Amendments to Certificate of Incorporation

On July 6, 2023, the Company filed an amendment (the “Name Change Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from “Tastemaker Acquisition Corp.” to “Priveterra Acquisition Corp. II”. On July 17, 2023, the board of directors of the Company amended and restated the Company’s by laws (the “Amended and Restated By Laws”) effective immediately.

On July 11, 2023, following the conclusion of the Reconvened Special Meeting, the Company filed he Second Extension and Redemption Limitation Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company’s stockholders approved the 1) proposal to amend the Company’s Certificate of Incorporation to extend the date by which it has to consummate a business combination from July 12, 2023 (the date which is 30 months from the closing date of the Company’s initial public offering of the units) to January 12, 2024 (the date which is 36 months from the closing date of the Company’s initial public offering of the units) and 2) proposal to amend the Company’s Certificate of Incorporation to eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule)) of less than $5,000,001 in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed such limitation. In connection with the special meeting, stockholders holding an aggregate of 1,004,971 shares of the Company’s Class A common stock, par value $0.0001 per share, exercised their right to redeem their shares for approximately $10.73 per share of the funds held in the Company’s trust account, leaving approximately $20,616,541 in cash in the trust account after satisfaction of such redemptions and prior to the deposit of the additional funds into the Company’s trust account.

Following the Reconvened Special Meeting, the Sponsor, as the sole holder of shares of Class B common stock, converted all of its shares of Class B common stock into shares of Class A common stock, on a one-for-one basis (collectively, the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will be not entitled to receive any funds held in the trust account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion and no additional amounts will be deposited into the trust account in respect of shares of Class A common stock held by the Sponsor.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Excise Tax

In connection with the special meeting, holders of 1,004,971 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $10,780,177. In connection to the redemption of shares, on July 17, 2023, the Company recorded $107,802 of excise tax liability calculated as 1% of shares redeemed less the number of shares to be issued.

Promissory Note

On July 17, 2023, the Company issued a promissory note (the “Note”) to the Sponsor in the principal amount of up to $2,000,000. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan bears interest at a rate of 16.00% and is payable on the date on which the Company consummates its initial business combination. In the event that the Company fails to consummate an initial business combination, the loan will be payable within fifteen (15) days of such failure to consummate. In addition, the Note provides that the Company will pay the Sponsor $25,000 per month for certain office space, utilities, secretarial support and administrative services as may be reasonably requested by the Company.

Deposit into Trust Account

On July 17, 2023, the Sponsor deposited $57,659 into the Company’s trust account in respect of 1,921,956 public shares outstanding following the redemption of shares in connection with the Reconvened Special Meeting of the extension proposal.

Nasdaq Compliance

On August 8, 2023, the Company received a notice from Nasdaq that for the last 18 consecutive business days, from July 12, 2023 to August 7, 2023, the Company’s market value of listed securities has been $35,000,000 or greater. Accordingly, the Company regained compliance with the MVLS Rule and Nasdaq closed the matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Priveterra Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Priveterra Sponsor LLC II.

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

Termination of Quality Gold Business Combination

On October 20, 2022, we entered into a Business Combination Agreement (“Quality Gold Business Combination Agreement”) with Quality Gold Holdings, Inc. (“New Parent”), five newly incorporated subsidiaries of New Parent: Tastemaker Merger Sub, Inc., a Delaware Corporation, QGM Merger Sub, Inc., an Ohio corporation, J&M Merger Sub, Inc., a Delaware corporation, L&L Merger Sub, Inc., an Ohio corporation, and Quality Gold Merger Sub, Inc., an Ohio corporation (the five newly incorporated subsidiaries are referred as the “Merger Subs” collectively), and four operating companies affiliated with each other and New Parent: Quality Gold, Inc., an Ohio corporation, QGM, LLC, an Ohio limited liability company, J & M Group Holdings Inc., a Delaware corporation, and L & L Group Holdings, LLC, an Ohio limited liability company (the four operating companies affiliated with each other and New Parent are referred as the “Quality Gold Companies,” collectively), pursuant to which the Company and the Quality Gold Companies would enter into a Business Combination. The consideration payable under the Quality Gold Business Combination Agreement to the equityholders of the Quality Gold Companies consists of a combination of cash and shares of New Parent and our stockholders and warrant holders would receive shares and warrants of New Parent.

For a more detailed description of the Quality Gold Business Combination Agreement and the transactions contemplated therein, please see the Registration Statement on Form S-4 filed by Quality Gold Holdings Inc. with the SEC on December 23, 2022 (File No. 333-268971), as amended.

On June 21, 2023, the Business Combination Agreement was terminated, effective as of June 21, 2023 (the “Termination”). The Termination also terminates and makes void the Support Agreement (as defined in the Business Combination Agreement) and the Sponsor Letter Agreement (as defined in the Business Combination Agreement), which were executed concurrently with the Business Combination Agreement. Based on the vendor agreement, no service was provided under the agreement as of June 30, 2023. As the result, there has been no significant impact on the Financial Statements.

Extension of our Combination Period

We originally had up to 24 months from the closing of our initial public offering, or until January 12, 2023, to consummate an Initial Business Combination. However, at our 2022 special meeting of stockholders held on December 12, 2022 (the “Extension Meeting”), our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation, including any amendments thereto (the “Certificate of Incorporation”), to extend the date by which we have to consummate an Initial Business Combination from January 12, 2023 on a month-to-month basis to July 12, 2023. In connection with the Extension Meeting, stockholders holding 24,673,073 public shares exercised their right to redeem their shares for a pro rata portion of the funds in our trust account (the “Trust Account”). As a result, approximately $251.6 million (approximately $10.20 per share) was removed from the Trust Account and paid to such holders and approximately $29.8 million (approximately $10.20 per share) remained in the Trust Account. Following the redemptions, as of June 30, 2023, we had 2,926,927 public shares outstanding.

On July 11, 2023, following the conclusion of the special meeting of stockholders of the Company (the “Second Extension Meeting”), the Company filed an amendment (the “Second Extension and Redemption Limitation Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company’s stockholders approved the 1) proposal to amend the Certificate of Incorporation to extend the date by which it has to consummate a business combination from July 12, 2023 (the date which is 30 months from the closing date of the Company’s initial public offering of the units) to January 12, 2024 (the date which is 36 months from the closing date of the Company’s initial public offering of the units) and 2) proposal to amend the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule)) of less than $5,000,001 in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed such limitation. In connection with the Second Extension Meeting, stockholders holding 1,004,971 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $10.8 million (approximately $10.73 per share) was removed from the Trust Account and paid to such holders and approximately $20.6 million (approximately $10.73 per share) remained in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 10, 2020 (inception) through June 30, 2023 were formation and operational activities, and since the closing of the initial public offering, those related to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $4,944,496, which primarily resulted from a gain on the change in fair value of warrant liability of $2,914,104, a gain on the change in fair value of the convertible promissory note to a related party of $21,265, interest income on the Trust Account and bank of $340,664 and forgiveness of debt of $2,336,366, partially offset by operating costs of $566,707, income tax expense of $65,496, franchise tax expense of $35,700.

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

For the six months ended June 30, 2023, we had net income of $4,194,979, which primarily resulted from a gain on the change in fair value of warrant liability of $2,914,104, a gain on the change in fair value of the convertible promissory note to a related party of $6,965, interest income on the Trust Account and bank of $623,485 and forgiveness of debt of $2,336,366, partially offset by operating costs of $1,491,890, income tax expense of $116,051, franchise tax expense of $70,800 and interest expense of $7,200.

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

For the six months ended June 30, 2023, net cash used in operating activities was $915,312. Net gain of $4,194,979 was affected by a non-cash gain on change for the change in fair value of warrant liability of $2,914,104, non-cash gain on change for the change in fair value of convertible promissory note - related party of $6,965 and interest income on the Trust Account of $623,484. Changes in operating assets and liabilities used $1,565,738 of cash for operating activities.

For the six months ended June 30, 2022, net cash used in operating activities was $376,182. Net gain of $9,250,116 was affected by a non-cash gain on change for the change in fair value of warrant liability of $9,450,000, non-cash gain on change for the change in fair value of convertible promissory note - related party of $16,200 and interest income on the Trust Account of $191,140. Changes in operating assets and liabilities provided $31,042 of cash for operating activities.

As of June 30, 2023 and December 31, 2022, we had cash of $221 and $40,801, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete an Initial Business Combination.

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

We anticipate that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that an Initial Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern from the date that the condensed financial statements are released to January 12, 2024, the date at which we must complete an Initial Business Combination, which is less than one year from the issuance of the condensed financial statements. If an Initial Business Combination is not consummated by January 12, 2024 and unless such date is extended, there will be a mandatory liquidation and subsequent dissolution of the Company. There is no assurance that our plans to consummate the Initial Business Combination will be successful or successful by the required date. The condensed financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

We entered into an agreement, commencing on the effective date of the initial public offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. During the three and six months ended June 30, 2023, we incurred expenses of $30,000 and $60,000 under this agreement, respectively. During the three and six months ended June 30, 2022, we incurred expenses of $30,000 and $60,000 under this agreement, respectively.

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

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the Initial Business Combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the initial public offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or common stock New Parent) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the Initial Business Combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the Initial Business Combination. On June 12, 2023, the underwriter agreed to waive the fees payable to the underwriter that were contingent on the completion of the Initial Business Combination as well as the deferred underwriting commission.

Vendor Agreements

On September 23, 2022, the Company entered into an agreement with a financial advisor (the “First Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the First Financial Advisor a fee of $700,000 contingent upon the successful consummation of the Initial Business Combination. On June 21, 2023, the agreement was terminated along with the Business Combination Agreement.

On October 11, 2022, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $1,000,000 contingent upon the successful consummation of the Initial Business Combination.On June 21, 2023, the agreement was terminated along with the Business Combination Agreement.

Related Party Loans

On March 22, 2022, we entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) with the Sponsor in the amount of $150,000, pursuant to which we received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date our winding up is effective. The unpaid principal balance on the March Sponsor Working Capital Loan may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of June 30, 2023, the total amount drawn on the March Sponsor Working Capital Loan was $150,000.

On July 21, 2022, we entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which we consummate our Initial Business Combination and (ii) the date that our winding up is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the private placement warrants. On July 21, 2022, the Company drew $370,000 from the promissory note, which has not yet been repaid as of June 30, 2023.

The fair value option was elected (see Note 9 of the condensed financial statements and the notes thereto contained elsewhere in this Report) and, as such, the fair value of both of the sponsor working capital loans is shown on the condensed balance sheets as $70,935 and $77,900 as of June 30, 2023 and December 31, 2022, respectively.

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. On December 9, 2022, January 23, 2023, February 3, 2023, February 16, 2023, March 1, 2023, April 12, 2023, April 20, 2023, and May 3, 2023, the Company drew $86,100, $32,445, $34,505, $61,750, $30,900, $136,500, $2,000 and $100,000, respectively, from the Second Promissory Note, which have not yet been repaid as of June 30, 2023. As of June 30, 2023, the total amount drawn on the Second Promissory Note was $484,200.

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

On January 20, 2023, February 15, 2023, March 28, 2023, April 11, 2023, May 11, 2023 and June 13, 2023 we deposited $146,346 each month, totaling $878,078 or $0.05 per Public Share that was not redeemed in connection with the Extension Meeting, into the Trust Account to extend the Combination Period to July 12, 2023. Such amounts will be distributed either to: (i) holders of shares of Class A common stock upon the Company’s liquidation or (ii) holders of shares of Class A common stock who elect to have their shares redeemed in connection with the consummation of the Company’s Initial Business Combination. On July 11, 2023, we extended the Combination Period from July 12, 2023 to January 12, 2024.

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The accounting treatment of derivative financial instruments required that we record the warrants as derivative liabilities at fair value upon the closing of the initial public offering. As of June 30, 2023 and December 31, 2022, we estimated the fair value of the warrant derivative liabilities to be $460,896, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, the Certifying Officer concluded that, due to the Company’s restatement of its January 12, 2021, March 31, 2021, June 30, 2021, and September 30, 2022 condensed financial statements relating to the accounting for complex financial instruments, and the inaccurate reporting of period end accruals on the Company’s June 30, 2022 condensed financial statements, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of June 30, 2023, the material weaknesses had not been remediated.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, and (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Priveterra Acquisition Corp. II

Date: August 21, 2023	By:	/s/ Oleg Grodnensky
Name: Oleg Grodnensky
Title: Chief Executive Officer (Principal Executive Officer)