Form 10-Q
period 2023-09-30
Priveterra Acquisition Corp. II
filed 2023-11-20
CIK 1821606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	PMGMU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	PMGM	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	PMGMW	The Nasdaq Stock Market LLC

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

As of November 17, 2023, there were 8,821,956 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$37,174	$40,801
Prepaid expenses and other	17,500	8,333
Total current assets	54,674	49,134
Cash and investments held in Trust Account	20,991,194	30,312,244
Total Assets	$21,045,868	$30,361,378

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$498,261	$238,797
Income tax payable	42,470	199,728
Franchise tax payable	17,400	32,744
Excise tax payable	107,802	—
Accrued expenses	2,008,645	2,628,727
Deferred tax liability	—	97,650
Promissory note - related party	625,259	86,100
Convertible promissory note - related party	—	77,900
Total current liabilities	3,299,837	3,361,646
Deferred underwriting fee payable	10,350,000	10,350,000
Warrant liabilities	1,188,268	3,375,000
Total Liabilities	14,838,105	17,086,646

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 1,921,956 and 2,926,927 shares at redemption value at $10.84 and $10.21 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	20,831,324	29,882,122
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 and no shares issued and outstanding (excluding 1,921,956 and 2,926,927 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	690	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 6,900,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	690
Additional paid-in capital	—	—
Accumulated deficit	(14,624,251)	(16,608,080)
Total Stockholders’ Deficit	(14,623,561)	(16,607,390)
Total Liabilities and Stockholders’ Deficit	$21,045,868	$30,361,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating and formation costs	$1,278,527	$1,414,604	$2,770,417	$1,928,331
Franchise tax expense	26,600	50,411	97,400	149,789
Loss from operations	(1,305,127)	(1,465,015)	(2,867,817)	(2,078,120)
Other income (expense):
Interest expense	—	—	(7,200)	—
Interest expense on promissory note	(10,381)	—	(10,381)	—
Interest income on Trust Account	291,241	1,415,358	914,725	1,833,426
Interest income on operating account	32	2	33	3
Forgiveness of debt	—	—	2,336,366	—
Gain on change in fair value of warrant liabilities	(727,372)	(450,000)	2,186,732	9,000,000
Gain on change in fair value of convertible promissory note – related party	—	17,200	6,965	33,400
Total other income, net	(446,480)	982,560	5,427,240	10,866,829
(Loss) Income before income taxes	(1,751,607)	(482,455)	2,559,423	8,788,709
Income tax expense	(55,575)	(286,673)	(171,626)	(307,721)
Net (loss) income	$(1,807,182)	$(769,128)	$2,387,797	$8,480,988

Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	2,096,734	27,600,000	2,647,155	27,600,000
Basic and diluted net (loss) income per share, Class A Common Stock subject to possible redemption	$(0.20)	$(0.02)	$0.25	$0.25
Basic and diluted weighted average shares outstanding, Class A Common Stock	6,150,000	—	2,072,527	—
Basic and diluted net (loss) income per share, Class A Common Stock	$(0.20)	$—	$0.25	$—
Basic and diluted weighted average shares outstanding, Class B Common Stock	750,000	6,900,000	4,852,747	6,900,000
Basic and diluted net (loss) income per share, Class B Common Stock	$(0.20)	$(0.02)	$0.25	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	6,900,000	$690	$—	$(16,608,080)	$(16,607,390)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(668,949)	(668,949)
Net loss	—	—	—	—	—	(749,517)	(749,517)
Balance – March 31, 2023	—	—	6,900,000	690	—	(18,026,546)	(18,025,856)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(678,408)	(678,408)
Net income	—	—	—	—	—	4,944,496	4,944,496
Balance- June 30, 2023	—	—	6,900,000	690	—	(13,760,458)	(13,759,768)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(382,022)	(382,022)
Excise tax liability accrued for common stock redemptions	—	—	—	—	—	(107,802)	(107,802)
Capital Contribution	—	—	—	—	—	1,433,213	1,433,213
Conversion of Class B common stock to Class A common stock	6,900,000	690	(6,900,000)	(690)	—	—	—
Net loss	—	—	—	—	—	(1,807,182)	(1,807,182)
Balance – September 30, 2023	6,900,000	$690	—	$—	$—	$(14,624,251)	$(14,623,561)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(21,428,629)	$(21,427,939)
Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	115,100	—	115,100
Net income	—	—	—	—	—	5,944,018	5,944,018
Balance – March 31, 2022	—	—	6,900,000	690	115,100	(15,484,611)	(15,368,821)
Net income	—	—	—	—	—	3,306,098	3,306,098
Balance – June 30, 2022	—	—	6,900,000	690	115,100	(12,178,513)	(12,062,723)
Proceeds received in excess of initial fair value of convertible promissory note – related party	—	—	—	—	330,300	—	330,300
Net (loss)	—	—	—	—	—	(769,128)	(769,128)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(445,400)	(690,611)	(1,136,011)
Balance – September 30, 2022	—	$—	6,900,000	$690	$—	$(13,638,252)	$(13,637,562)

The accompanying notes are an integral part of these unaudited condensed financial statements

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,387,797	$8,480,988
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of convertible promissory note – related party	(6,965)	(33,400)
Interest income on Trust Account	(914,725)	(1,833,426)
Interest expense on promissory note	10,381	—
Gain on change in fair value of warrant liabilities	(2,186,732)	(9,000,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	(9,167)	173,388
Accounts payable	259,464	3,120
Income tax payable	(157,258)	307,721
Franchise tax payable	(15,344)	12,540
Accrued expenses	(620,082)	1,278,913
Deferred tax liability	(97,650)	—
Net cash used in operating activities	(1,350,281)	(610,156)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension contribution	(1,051,054)	—
Proceeds from Trust Account for payment of franchise and income taxes	506,652	128,748
Cash withdrawn from Trust Account in connection with redemption	10,780,177	—
Net cash provided by investing activities	10,235,775	128,748

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	—	520,000
Proceeds from promissory note	1,891,056	—
Repayment of promissory note	—	—
Redemption of common stock	(10,780,177)	—
Net cash (used in) provided by financing activities	(8,889,121)	520,000
Net change in cash	(3,627)	38,592
Cash - beginning of period	40,801	181,220
Cash - end of period	$37,174	$219,812

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption value	$1,729,379	$1,136,011
Excess of cash received over fair value of convertible promissory note - related party	$—	$445,400

Supplemental cash flow information
Cash paid for franchise taxes	$112,744	$—
Cash paid for interest	$7,200	$—
Cash paid for income taxes	$426,534	$—
Excise tax liability accrued for Class A common stock redemptions	$107,802	—
Sponsor contribution forgiveness of debt	$1,433,213	—

The accompanying notes are an integral part of these unaudited condensed financial statements

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Priveterra Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on August 10, 2020 with the name “Tastemaker Acquisition Corp.” The Company changed its name on July 6, 2023 to Priveterra Acquisition Corp. II. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company has not commenced any operations. All activity from August 10, 2020 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for and consummation of a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a Trust Account (as defined below) from the proceeds derived from the Initial Public Offering, and potential gains from changes in the fair value of warrant liability and convertible promissory notes.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

On July 11, 2023, the Company filed the Second Extension and Redemption Limitation Amendment (as defined below) to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Second Extension and Redemption Limitation Amendment extends the Combination Period from July 12, 2023 to January 12, 2024.

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

SEPTEMBER 30, 2023

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

On July 10, 2023, the Company convened a special meeting of stockholders (the “Second Extension Meeting”). The only proposal submitted for a vote of the stockholders at the Second Extension Meeting was the approval of the adjournment of such meeting. The reconvened Special Meeting (the “Reconvened Meeting”) was held on July 11, 2023. At the close of business on the record date of the Second Extension Meeting and the Reconvened Meeting, there were 2,926,927 Public Shares and 6,900,000 Founder Shares outstanding, each of which was entitled to one vote with respect to each of the proposals. Holders of a total of 8,766,221 Public Shares and Founder Shares, representing approximately 89.2% of the outstanding shares entitled to vote at the Second Extension Meeting, were present in person or by proxy, constituting a quorum. At the Reconvened Meeting, the Company’s stockholders voted on and approved a proposal to amend the Company’s Certificate of Incorporation to extend the date by which it has to consummate a business combination from July 12, 2023 (the date which is 30 months from the closing date of the Company’s initial public offering of the units) to January 12, 2024 (the date which is 36 months from the closing date of the Company’s initial public offering of the units). In addition, the Company’s stockholders voted on and approved a proposal to amend the Company’s Certificate of Incorporation to eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule) of less than $5,000,001 in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed such limitation.

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

On July 11, 2023, the Company filed an amendment (the “Second Extension and Redemption Limitation Amendment”) to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Second Extension and Redemption Limitation Amendment extends the date by which the Company must consummate its Initial Business Combination from July 12, 2023 to January 12, 2024 and eliminates the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule) of less than $5,000,001.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Following the Reconvened Special Meeting, the Sponsor, as the sole holder of shares of Class B common stock, converted all of its shares of Class B common stock to shares of Class A common stock, on a one-for-one basis (collectively, the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will be not entitled to receive any funds held in the trust account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion and no additional amounts will be deposited into the trust account in respect of shares of Class A common stock held by the Sponsor.

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

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had $37,174 in cash held outside of the Trust Account and a working capital deficit of $3,245,163.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the Private Placement held outside of the Trust Account (as defined in Note 4) and proceeds from the Sponsor Working Capital Loans (as defined in Note 5).

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023, will not be sufficient to allow the Company to operate until January 12, 2024, the date at which the Company must complete an Initial Business Combination, which is less than one year from the issuance of the condensed financial statements. Management plans to address this uncertainty through the Initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an Initial Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. If an Initial Business Combination is not consummated by January 12, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

In October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. The full impact of the war between Israel and Hamas and related global economic disruptions on our financial condition and results of operations, as well as the Company's ability to consummate an Initial Business Combination, also remains uncertain. The Company's management will continuously evaluate the effect of the conflict on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had operating cash (i.e. cash held outside the Trust Account) of $37,174 and $40,801, respectively.

Cash and Investments Held in Trust Account

At September 30, 2023, the assets held in the Trust Account of $20,991,194 were held in a money market funds. At December 31, 2022, the assets held in the Trust Account of $30,312,244 were held in money market funds, which were invested in U.S. Treasury securities.

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

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption as of December 31, 2022	$29,882,122
Less:
Redemption of common stock	(10,780,177)
Add:
Remeasurement of carrying value to redemption value	1,729,379
Class A common stock subject to possible redemption as of September 30, 2023	$20,831,324

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices and the subsequent measurement of the fair value of the Private Placement Warrants was measured using an observable market quote for a similar asset in an active market (see Note 9).

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

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was (3.17%) and 6.71%, respectively. The Company’s and effective tax rate for the three and nine months ended September 30, 2022 was (59.42)% and 3.50%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of convertible promissory notes and warrant liabilities, and non-deductible transaction costs, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2023 and 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2023 and 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

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

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(421,173)	$(615,302)	$660,320	$6,784,790
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	2,096,734	27,600,000	2,647,155	27,600,000
Basic and diluted net income (loss) per share	$(0.20)	$(0.02)	$0.25	$0.25

Class A Common Stock
Numerator: Net (loss) income allocable to Class A common stock	(1,235,356)	—	516,982	—
Denominator:
Weighted Average Class A common stock - Basic and diluted weighted average shares outstanding	6,150,000	—	2,072,527	—
Basic and diluted net income (loss) per share	$(0.20)	$—	$0.25	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	(150,653)	(153,826)	1,210,495	1,696,198
Denominator:
Weighted Average Class B common stock - Basic and diluted weighted average shares outstanding	750,000	6,900,000	4,852,747	6,900,000
Basic and diluted net income (loss) per share	$(0.20)	$(0.02)	$0.25	$0.25

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

SEPTEMBER 30, 2023

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

See Note 9 for additional information on assets and liabilities measured at fair value.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). In January 2021, the Company effected a 1:1.20 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock issued and outstanding. Effective upon consummation of the Initial Public Offering, the Sponsor collectively owns, on an as-converted basis, 20% of the Company’s issued and outstanding shares. On July 11, 2023, the Sponsor, as the sole holder of shares of Class B common stock, converted all of its shares of Class B common stock to shares of Class A common stock, on a one-for-one basis. As such, as of September 30, 2023, there were no shares of Class B common stock outstanding.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Working Capital Loans

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

On March 22, 2022, the Company entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) in the amount of $150,000, pursuant to which the Company received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the promissory note may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023, the total amount drawn on the March Sponsor Working Capital Loan was $150,000. which was no longer outstanding as of September 30, 2023 (see below).

On July 21, 2022, the Company entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan,” together with the March Sponsor Working Capital Loan, the “Sponsor Working Capital Loans”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which the Company consummates its Initial Business Combination and (ii) the date that the winding up of the Company is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the Private Placement Warrants. On July 21, 2022, the Company drew $370,000 from the July Sponsor Working Capital Loan, which was no longer outstanding as of September 30, 2023 (see below). The fair value option was elected (see Note 9) and, as such, the fair value of the Sponsor Working Capital Loans described above is shown on the condensed balance sheets as $0 and $77,900 as of September 30, 2023 and December 31, 2022, respectively. As a result of the contribution agreement entered into by the Sponsor on July 3, 2023, the Working Capital Loan was contributed to capital (see below).

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Promissory Note

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. On December 9, 2022, January 23, 2023, February 3, 2023, February 16, 2023, March 1, 2023, April 12, 2023, April 20, 2023, and May 3, 2023 the Company drew $86,100, $32,445, $34,505, $61,750, $30,900, $136,500, $2,000, and $100,000, respectively, from the Second Promissory Note, which was no longer outstanding as of September 30, 2023 (see below). As of September 30, 2023, the total amount drawn on the Second Promissory Note was $484,200.

On January 11, 2023, the Company issued a promissory note (the “Third Promissory Note”) in the principal amount of up to $878,078 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $878,078 in connection with the extension of the Company’s time to consummate an Initial Business Combination from January 12, 2023 to July 12, 2023 on a month-by-month basis. The Third Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company. On January 20, 2023, February 15, 2023, March 28, 2023, April 11, 2023, May 11, 2023 and June 13, 2023 the Company deposited $146,346 each month, totaling $878,078 or $0.05 per Public Share that was not redeemed in connection with the Extension Meeting, into the Trust Account to extend the Combination Period to July 12, 2023. Such amounts will be distributed either to: (i) holders of shares of Class A common stock upon the Company’s liquidation or (ii) holders of shares of Class A common stock who elect to have their shares redeemed in connection with the consummation of the Company’s Initial Business Combination. On July 11, 2023, the Company extended the Combination Period from July 12, 2023 to January 12, 2024. As of September 30, 2023, $878,078 was no longer outstanding (see below).

Note Contribution Letter

On July 3, 2023, the Sponsor, in its capacity as a shareholder of the Company, contributed each of the outstanding promissory notes issued by the Company to the Sponsor, including those dated as of March 22, 2022, July 21, 2022, December 9, 2022 and January 11, 2023, in each case, as amended, restated, or otherwise modified from time to time, as a contribution to the capital of the Company, effective as of July 3, 2023, and as a result, an aggregate amount of $1,362,278 accounted for as promissory note - related party and $70,935 accounted for as convertible promissory note - related party are no longer outstanding and applied as contributed capital totaling $1,433,213.

On July 17, 2023, the Company issued a promissory note (the "Promissory Note") to the Sponsor in the principal amount of up to $2,000,000. The Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan bears interest at a rate of 16.00% and is payable on the date on which the Company consummates its initial business combination. In the event that the Company fails to consummate an initial business combination, the loan will be payable within fifteen (15) days of such failure to consummate. As of September 30, 2023, the total amount drawn on the Promissory Note was $614,878 and the outstanding balance was $625,259. For the three and nine months ended September 30, 2023, the Company had approximately $10,000 in interest expense on the Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support. During the three and nine months ended September 30, 2023, the Company incurred expenses of $0 and $60,000, respectively. During the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively. The terms of the administrative support agreement were terminated with the change in management and replaced.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In connection with the July 17, 2023, Promissory Note described above, the Promissory Note provides that the Company will pay the Sponsor $25,000 per month for certain office space, utilities, secretarial support and administrative services as may be reasonably requested by the Company. During the three and nine months ended September 30, 2023, the Company incurred expenses of $75,000 respectively.

For the three and nine months ended September 30, 2023, $75,000 and $135,000 were incurred under the agreement and included in general and administrative expenses in the accompanying statement of operations. As of September 30, 2023 and December 31, 2022, $324,000 and $228,000 of these expenses in connection with the above referenced administrative and support agreements, are recorded in accrued expenses in the condensed balance sheets, respectively.

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

Vendor Agreements

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the Initial Business Combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the Initial Public Offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or New Parent Common Stock) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the Initial Business Combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the Initial Business Combination. Effective as of June 12, 2023, the underwriter agreed to waive the fees payable to the underwriter that were contingent on the completion of the Initial Business Combination as well as the deferred underwriting commission.

On September 23, 2022, the Company entered into an agreement with a financial advisor (the “First Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the First Financial Advisor a fee of $700,000 contingent upon the consummation of the Initial Business Combination. On June 21, 2023, the agreement

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

was terminated along with the Business Combination Agreement. Based on the vendor agreement, no service was provided under the agreement as of September 30, 2023. As a result, there has been no significant impact on the Financial Statements.

On October 11, 2022, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for capital market advisory services in connection with an Initial Business Combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $1,000,000 contingent upon the consummation of the Initial Business Combination. On June 21, 2023, the agreement was terminated along with the Business Combination Agreement. Based on the vendor agreement, no service was provided under the agreement as of September 30, 2023. As a result, there has been no significant impact on the Financial Statements.

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

On August 8, 2023, the Company received a notice from Nasdaq that for the last 18 consecutive business days, from July 12, 2023 to August 7, 2023, the Company’s market value of listed securities has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the MVLS Rule and Nasdaq has closed the matter.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 8,821,956 and 2,926,927 shares of Class A common stock issued and outstanding, including 1,921,956 and 2,926,927 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. Following the Reconvened Special Meeting on July 11, 2023, the Sponsor, as the sole holder of shares of Class B common stock, converted all of its shares of Class B common stock into shares of Class A common stock, on a one-for-one basis (collectively, the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the trust account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion and no additional amounts will be deposited into the trust account in respect of shares of Class A common stock held by the Sponsor. At September 30, 2023 and December 31, 2022, there were 0 and 6,900,000 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2023

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$20,991,194	$20,991,194	$—	$—
Liabilities
Warrant liability – Public Warrants	$718,980	$718,980	$—	$—
Warrant liability – Private Placement Warrants	$469,288	$—	$469,288	$—

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$30,312,244	$30,312,244	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,070,000	$2,070,000	$—	$—
Warrant liability – Private Placement Warrants	$1,305,000	$—	$1,305,000	$—
Convertible promissory note - related party	$77,900	$—	$—	$77,900

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PMGMW. The quoted price of the Public Warrants was $0.05 and $0.15 per warrant as of September 30, 2023 and December 31, 2022, respectively.

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value of the Private Placement Warrants was $0.05 and $0.15 per warrant as of September 30, 2023 and December 31, 2022, respectively.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in March 31, 2021 due to the use of an observable market quote for a similar asset in an active market. There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2023.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

At January 12, 2021
(Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing an Initial Business Combination	90.0%
Expected life of the option to convert (in years)	6.59
Volatility	4.0% pre-merger / 30.0% post-merger
Risk-free rate	0.80%
Fair value of warrants	$0.96

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of September 30,	As of December 31,	At January 12, 2021
	2023	2022	(Initial Measurement)
Stock price	$10.80	$10.18	$10.00
Strike price	$11.50	$11.50	$11.50
Probability of completing an Initial Business	11.70%	15.0%	90.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.43	5.03	6.59
Volatility	1.40%	6.0%	14.0%
Risk-free rate	5.41%	3.99%	0.80%
Fair value of warrants	$0.05	$0.15	$0.96

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The convertible promissory notes - related party were valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair values of the convertible promissory notes - related party were based on the following significant inputs:

	As of December	As of July 21, 2022	As of March 25, 2022	As of March 2, 2022
	31, 2022	(Initial Measurement)	(Initial Measurement)	(Initial Measurement)
Warrant price	$0.15	$0.14	$0.23	$0.22
Conversion price	$1.00	$1.00	$1.00	$1.00
Expected term	0.03	0.48	0.38	0.45
Warrant volatility	93.0%	152.9%	77.0%	79.0%
Risk free rate	0.5%	2.9%	0.8%	0.6%
Discount rate	6.19%	6.44%	4.96%	3.91%
Probability of completing an Initial Business Combination	15.0%	11.0%	21.0%	25.0%
Fair value convertible promissory note - related party	$77,900	$39,700	$10,300	$24,600

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at January 1, 2022	$—
Initial measurement of draw on convertible promissory note - related party on March 2, 2022	24,600
Initial measurement of draw on convertible promissory note - related party on March 25, 2022	10,300
Change in fair value	(5,400)
Fair value as of March 31, 2022	29,500
Change in fair value	(10,800)
Fair value as of June 30, 2022	$18,700
Change in fair value	21,000
Fair value as of July 21, 2022 (Initial Measurement)	39,700
Change in fair value	1,500
Fair value as of September 30, 2022	$41,200
Fair value as of January 1, 2023	$77,900
Change in fair value	14,300
Fair value as of March 31, 2023	92,200
Change in fair value	(21,265)
Fair value as of June 30, 2023	$70,935
Change in fair value	(70,935)
Fair value as of September 30, 2023	$—

PRIVETERRA ACQUISITION CORP. II

(FORMERLY KNOWN AS TASTEMAKER ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $727,372 and a gain in connection with changes in the fair value of warrant liabilities of $2,186,732 within the change in fair value of warrant liabilities in the condensed statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $450,000 and a gain in connection with changes in the fair value of warrant liabilities of $9,000,000 within the change in fair value of warrant liabilities in the condensed statements of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized a gain on the change in fair value of the Sponsor Working Capital Loans of $0 and $6,965 in the condensed statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized a gain on the change in fair value of the Sponsor Working Capital Loans of $17,200 and $33,400 in the condensed statements of operations for the three and nine months ended September 30, 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On June 21, 2023, the Business Combination Agreement was terminated, effective as of June 21, 2023 (the “Termination”). The Termination also terminates and makes void the Support Agreement (as defined in the Business Combination Agreement) and the Sponsor Letter Agreement (as defined in the Business Combination Agreement), which were executed concurrently with the Business Combination Agreement. Based on the vendor agreement, no service was provided under the agreement as of September 30, 2023. As the result, there has been no significant impact on the Financial Statements.

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

On July 11, 2023, following the conclusion of the special meeting of stockholders of the Company (the “Second Extension Meeting”), the Company filed an amendment (the “Second Extension and Redemption Limitation Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company’s stockholders approved the 1) proposal to amend the Certificate of Incorporation to extend the date by which it has to consummate a business combination from July 12, 2023 (the date which is 30 months from the closing date of the Company’s initial public offering of the units) to January 12, 2024 (the date which is 36 months from the closing date of the Company’s initial public offering of the units) and 2) proposal to amend the Company’s Amended and Restated Certificate of Incorporation to eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule)) of less than $5,000,001 in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed such limitation. In connection with the Second Extension Meeting, stockholders holding 1,004,971 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $10.8 million (approximately $10.73 per share) was removed from the Trust Account and paid to such holders and approximately $20.6 million (approximately $10.73 per share) remained in the Trust Account. Following the redemptions, as of September 30, 2023, we had 1,921,956 public shares outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 10, 2020 (inception) through September 30, 2023 were formation and operational activities, and since the closing of the initial public offering, those related to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $1,807,182 which primarily resulted from a loss on the change in fair value of warrant liability of $727,372, interest expense on promissory note of $10,381, operating costs of $1,278,527, income tax expense of $55,575, franchise tax expense of $26,600, offset by interest income on the Trust Account and operating account of $291,273.

For the three months ended September 30, 2022, we had net loss of $769,128, which resulted primarily from a loss on change in fair value of warrant liabilities for $450,000, income tax expense of $286,673, and a loss from operations for $1,465,015, offset by a gain on investments held in Trust Account of $1,415,358, interest income of $2, and a change in fair value of convertible promissory note - related party of $17,200.

For the nine months ended September 30, 2023, we had net income of $2,387,797 which primarily resulted from a gain on the change in fair value of warrant liability of $2,186,732, a gain on the change in fair value of the convertible promissory note to a related party of $6,965, forgiveness of debt of $2,336,366 and interest income on the Trust Account and operating account of $914,758, partially offset by operating costs of $2,770,417, income tax expense of $171,626, franchise tax expense of $97,400, interest expense of $7,200 and interest expense on promissory note of $10,381.

For the nine months ended September 30, 2022, we had net income of $8,480,988, which primarily resulted from a gain in the change in fair value of warrant liabilities of $9,000,000, a gain on investments held in the trust account for $1,833,426, a gain in the change in fair value of the convertible promissory note to a related party for $33,400, and interest income of $3, partially offset by a loss from operations for $2,078,120 and income tax expense of $307,721.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $1,350,281. Net income of $2,387,797 was affected by a non-cash gain on change for the change in fair value of warrant liability of $2,186,732, non-cash gain on change for the change in fair value of convertible promissory note - related party of $6,965, interest expense on promissory note of $10,381 and interest income on the Trust Account of $914,725. Changes in operating assets and liabilities used $640,037 of cash for operating activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $610,156, which was primarily due to change in fair value of warrant liabilities of $9,000,000, and a gain on investments held in the Trust Account of $1,833,426, offset by net income of $8,480,988, changes in operating assets and liabilities of $1,775,682, and a change in fair value of convertible promissory note - related party of $33,400.

As of September 30, 2023 and December 31, 2022, we had cash of $37,174 and $40,801, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete an Initial Business Combination.

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

We anticipate that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that an Initial Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern from the date that the condensed financial statements are released to January 12, 2024, the date at which we must complete an Initial Business Combination, which is less than one year from the issuance of the condensed financial statements. If an Initial Business Combination is not consummated by January 12, 2024 and unless such date is extended, there will be a mandatory liquidation and subsequent dissolution of the Company. There is no assurance that our plans to consummate the Initial Business Combination will be successful or successful by the required date. The condensed financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

We entered into an agreement, commencing on the effective date of the initial public offering, to pay the Sponsor a total of $10,000 per month for secretarial and administrative support and on July 3, 2023 in connection with the Promissory Note entered into with Priveterra Sponsor LLC II, we will pay $25,000 per month for certain office space, utilities, secretarial support and administrative services as may be reasonably requested by maker. The original administrative support agreement is no longer in effect. During the three and nine months ended September 30, 2023, we incurred expenses of $75,000 and $135,000 under this agreement, respectively. During the three and nine months ended September 30, 2022, we incurred expenses of $30,000 and $90,000 under this agreement, respectively.

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

On September 14, 2022, the Company entered into an agreement with the underwriter to perform financial advisory services as needed by the Company in connection with the Initial Business Combination. Pursuant to this agreement, the underwriter amended the terms of the deferred underwriting fees owed in connection with the initial public offering. The underwriter agreed to waive the $10,350,000 deferred underwriting commission payable by the Company pursuant to the underwriting agreement dated January 7, 2021, while the Company agreed to pay the underwriter for its services as a financial advisor a cash acquisition fee of $4,000,000 plus a $4,000,000 subordinated note (payable in cash or common stock New Parent) to be issued by New Parent. As a result of the amended terms, the aggregate fees payable to the underwriter that are contingent on the completion of the Initial Business Combination are approximately $8.0 million. Additionally, the waiver of the $10,350,000 of deferred underwriting commission payable is contingent on the completion of the Initial Business Combination. Effective June 12, 2023, the underwriter agreed to waive the fees payable to the underwriter that were contingent on the completion of the Initial Business Combination as well as the deferred underwriting commission.

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

Related Party Loans

On March 22, 2022, we entered into a working capital loan with the Sponsor (the “March Sponsor Working Capital Loan”) with the Sponsor in the amount of $150,000, pursuant to which we received proceeds of $150,000. The March Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date our winding up is effective. The unpaid principal balance on the March Sponsor Working Capital Loan may be convertible into warrants at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of September 30, 2023, the total amount drawn on the March Sponsor Working Capital Loan was $150,000, which was no longer outstanding (see below).

On July 21, 2022, we entered into a separate working capital loan with the Sponsor (the “July Sponsor Working Capital Loan”) in the amount of $375,000. The July Sponsor Working Capital Loan matures on the earliest to occur of (i) the date on which we consummate our Initial Business Combination and (ii) the date that our winding up is effective. The promissory note in connection with the July Sponsor Working Capital Loan is convertible into warrants at $1.00 per warrant on terms identical to those of the private placement warrants. On July 21, 2022, the Company drew $370,000 from the promissory note, which was no longer outstanding (see below) as of September 30, 2023.

The fair value option was elected (see Note 9 of the condensed financial statements and the notes thereto contained elsewhere in this Report) and, as such, the fair value of both of the sponsor working capital loans is shown on the condensed balance sheets as $0 and $77,900 as of September 30, 2023 and December 31, 2022, respectively.

On December 9, 2022, the Company issued a promissory note (the “Second Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Second Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. On December 9, 2022, January 23, 2023, February 3, 2023, February 16, 2023, March 1, 2023, April 12, 2023, April 20, 2023, and May 3, 2023, the Company drew $86,100, $32,445, $34,505, $61,750, $30,900, $136,500, $2,000 and $100,000, respectively, from the Second Promissory Note, which was no longer outstanding (see below) as of September 30, 2023. As of September 30, 2023, the total amount drawn on the Second Promissory Note was $484,200.

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

On July 17, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor in the principal amount of up to $2,000,000. The Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The loan bears interest at a rate of 16.00% and is payable on the date on which the Company consummates its initial business combination. In the event that the Company fails to consummate an initial business combination, the loan will be payable within fifteen (15) days of such failure to consummate. In addition, the Promissory Note provides that the Company will pay the Sponsor $25,000 per month for certain office space, utilities, secretarial support and administrative services as may be reasonably requested by the Company. As of September 30, 2023, the total amount drawn on the Promissory Note was $614,878 and the outstanding balance was $625,259. For the three and nine months ended September 30, 2023, the Company had approximately $10,000 in interest expense on the Note.

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The accounting treatment of derivative financial instruments required that we record the warrants as derivative liabilities at fair value upon the closing of the initial public offering. As of September 30, 2023 and December 31, 2022, we estimated the fair value of the warrant derivative liabilities to be $1,188,268 and 3,375,000, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, the Certifying Officer concluded that, due to the Company’s restatement of its January 12, 2021, March 31, 2021, June 30, 2021, and September 30, 2022 condensed financial statements relating to the accounting for complex financial instruments, and the inaccurate reporting of period end accruals on the Company’s June 30, 2022 condensed financial statements, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of September 30, 2023, the material weaknesses had not been remediated.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2022).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2023).

3.4	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2023).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2023).

10.1	Promissory Note dated as of July 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2023).

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

Priveterra Acquisition Corp. II

Date: November 17, 2023	By:	/s/ Oleg Grodnensky
Name: Oleg Grodnensky
Title: Chief Executive Officer (Principal Executive Officer)